Form 10-K
period 2024-12-31
CALLAN JMB INC.
filed 2025-03-28
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-42506

CALLAN JMB INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0931141
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

244 Flightline Drive

Spring Branch, Texas 78070-6241

(Address of principal executive offices, including zip code)

Tel: (830) 438-0395

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CJMB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2024 the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s common shares began trading on the NASDAQ Capital Market American on February 5, 2025.

As of March 28, 2025, the Company had 4,443,569 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CALLAN JMB INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to achieve and maintain profitability in the future;
●	disruption of our supply chain and competition;
●	difficulty in staffing and managing geographically widespread operations;
●	our ability to respond to general economic conditions;
●	our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
●	our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
●	the loss of or reduced purchasing by any of our major customers, and our ability to acquire new customers and successfully retain existing customers;
●	our ability to grow market share in existing markets or any new markets we may enter;
●	our ability to develop new products, features and functionality that are competitive and meet market needs;
●	our ability to obtain approval of our application for the listing of our securities on Nasdaq;
●	the outcome of any legal or governmental proceedings that may be instituted against us; and
●	other factors detailed under the section titled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Annual Report on Form 10-K should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

PART I

References in this annual report to “we,” “us,” “Callan,” “CJMB,” “Company,” or “our company” are to Callan JMB Inc., a Nevada corporation, and its consolidated subsidiaries. References to “management” or our “management team” are to our officers and directors.

ITEM 1. BUSINESS

Callan JMB is a vertically integrated logistics and fulfillment company which provides thermal management logistics solutions to the life sciences industry through a combination of proprietary packaging, information technology and specialized cold chain logistics knowhow. We provide a system that utilizes advanced predictive technology to revolutionize the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time-sensitive industries while ensuring environmental responsibility. We view our solutions as disruptive to the “older technologies” of dry ice and liquid nitrogen, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our client’s requirements. We provide comprehensive, reliable, and economic alternatives to all existing logistics solutions and services utilized for frozen shipping in the life sciences industry (e.g., personalized medicine, cell therapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, organs, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to cryogenic or frozen temperatures). As part of our services, we provide the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and regulatory purposes.

Our Organizational Structure

Corporate Structure

We originally formed as Coldchain Technology Services, LLC, a Texas limited liability company. We reorganized as a holding company to Callan JMB Inc., a Nevada corporation, on January 24, 2024. We are headquartered at 244 Flightline Dr., Spring Branch, TX 78070.

The following diagram illustrates our corporate structure as of the date of this report:

Our Strategy and Value Proposition

Our strategy involves leveraging our core competitive strengths to develop and maintain ongoing relationships with a diversified group of customers while continuing to grow our service lines, ensuring that we can meet our customers’ changing needs. We strive to be recognized as the premier provider of logistics and fulfillment of a broad range of value-added services based upon the breadth of those services, quality, responsiveness, customer service, information technologies, safety, and cost effectiveness.

The principal elements of our business strategy are:

Cross-Sell Our Solutions: The breadth of our service offerings allows us the opportunity to provide various services and products to meet our customers’ objectives. Our significant North American footprint allows us to quickly respond to customer needs, especially in emergency response situations. We can assist with remediation needs for small-and-large-scale efforts, either planned or unplanned, by providing remediation contractors and project managers with support services, particularly in emergency situations. We look for opportunities to be a one-stop-shop service provider, expanding the range of services we traditionally provide to a customer. Our team is committed to identifying opportunities to cross-sell among and across our divisions which we expect will continue to drive additional revenue for our Company.

Expand into Additional Market Opportunities: There is a market opportunity to leverage the Company’s system. Industries such as pharmaceuticals require the ability to ensure the integrity of packages as they reach their destination, which is paramount to maintaining safety and quality. Sentry monitoring provides a solution to address critical aspects of thermal management of temperature sensitive packages. In the future, we hope to expand our business to include support for glucagon-like peptide receptor-1 agonist (“GLP-1”) transport, compounding pharmacies and high-end food packaging. We believe that our system can minimize the risk of spoilage, contamination, and other issues that can compromise drug effectiveness and food safety. With Sentry monitoring, we intend to provide customers with confidence that their drug and food shipments will arrive in the same pristine condition as when they were dispatched, safeguarding patient and consumer health and satisfaction.

Execute on Cost, Pricing and Productivity Initiatives: We continually seek to increase efficiency and reduce costs through enhanced technology, process improvements and strategic expense management. We seek to identify areas in our business where strategic investments in automation, process improvements and employees can serve to increase productivity, efficiency, and safety compliance. We continuously focus on the operating leverage of our support functions, including expanding globally to achieve profitability and productivity benefits. We aim to price our services and products competitively, understanding the demands of our customers, the inherent value of our network of assets and operations and our ability to quickly respond to market and macroeconomic changes. We also understand the value our customers place on our products and services in a global market continuously focusing on sustainability, environmental compliance, and safety.

Foster Innovation through Technology: Remote temperature monitoring technology has always been part of our core operations, influencing our strategy from increasing throughput at our facilities to automation, including artificial intelligence and predictive technology, to enhance productivity. We aim to utilize advanced technologies in our operations while also integrating technology-based solutions for our customers to use, which promotes the safety, efficiency, and profitability of these operations. With such technology, and our proprietary inventory management software, Ship2Q® and Sentry monitoring we are able to centrally manage our transportation network, deploying, monitoring, and adjusting our transportation operations as needs change. We believe that making technological investments that increase the value of our services delivered to our customers pays off in a variety of ways including growth, retention, profitability, and overall customer experience.

Product and Service Offerings

We continuously expand our service offerings across the supply chain with innovative, technology-centric solutions to support the development and distribution of life sciences products and therapies.

Emergency Preparedness and Response. Our crews and equipment are dispatched on a planned or emergency basis and perform services such as emergency preparedness and readiness plans, 12-hour or less U.S. deployment, surge capacity, product integrity and compliance, efficient response implementation, and system of record.

Specialty Packaging. Our specialty temperature-regulating packaging solutions provide a better thermal system to maintain and protect products and ensure peak customer experience. In utilizing this packaging, customers yield the benefits of lower costs and overhead while improving process, agility, velocity, accuracy, and repeatability of complex fulfillment networks. Integrating Callan JMB’s technology with the packaging which we obtain allows for scalable ordering, inventory, pick, pack, fulfillment, tracking and recovery.

We remain committed to environmental sustainability. The reusable packaging systems we utilize, and our leasing model help reduce waste and costs, offering an effective alternative to traditional, single-use packaging.

Fulfillment Service. As part of our service capability offered to customers, we provide technical services through a service center from which a fleet of crew and equipment can be dispatched to emergency response locations. This timely response is built on safety, quality, efficiency, and integrity, and has been offered by us for more than 17 years. By leveraging our expertise and capabilities, we provide our customers with the safest, most cost-effective, and sustainable solutions to service their needs. Our technical services and technological offerings are bundled with our emergency response services and perishable packaging offerings and are not deemed to be separate revenue streams and not disaggregated.

Advanced Monitoring Sentry Technology. Our customers have the ability to use the Sentry system which helps ensure that their temperature-sensitive goods will remain within specified parameters throughout transit by tracking factors such as temperature, humidity, and location to ensure the physical material integrity of packages for governments and organizations that are preparing emergency responses and for patients, providers, and their communities.

Our Customers

As of December 31, 2024, our top three customers, the Customer 1 (50.6%), Customer 2 (17.5%), and Customer 3 (13.3%), collectively accounted for approximately 81.4% of our revenue.

Competition and Competitive Advantages

We have extensive experience in thermal management quality assurance and control, delivering reliability by anticipating, responding, and overcoming the most complex situations with precision and compassion. We provide peace of mind and a competitive solution for our customers.

We believe that we have attained a significant market position in emergency response despite facing robust competition from local, regional, and national firms. However, no one competitor directly competes with our full suite of offerings as a result of the breadth of our service offerings. Sources of competition vary by locality and by type of service rendered, with competition coming from national and regional services companies and hundreds of privately-owned firms. We believe that we offer a more comprehensive range of services and products than our competitors in major portions of the United States and Canada.

We believe the following are our core competitive strengths developed over our 17+ years of operations, which have facilitated our position in the marketplace:

Provider of Logistics and Fulfillment in the Emergency Response Industry: Callan JMB has a long history and well recognized reputation for delivering swift, decisive, and reliable emergency response support for Fortune 500 firms, the City of Chicago, NATO, the UN, and government agencies at all levels. Our vertically-integrated logistics and fulfillment system that utilizes advanced predictive technology allows us to plan for and respond to emergencies. Our system provides our customers enhanced safety, effectiveness, and potency for every shipment handled, ensuring product integrity, environmental responsibility, and immediate response in time-sensitive events.

Specialty Temperature-Regulating Reusable Packaging: Many of our customers operate in time-sensitive industries. This specialty temperature-regulated packaging we obtain for our customers is critical to ensuring the quality of the delivered product. The Company is committed to environmental sustainability, as the packaging we provide is reusable which reduces waste and cost as compared to traditional, single-use packaging.

End Market Value Propositions and Flexibility: We provide our customers with a variety of services that allow for immediate flexibility. Our emergency response offering includes emergency preparedness and readiness plans, 12-hour or less domestic US deployment, surge capacity, product integrity and compliance, and efficient response implementation.

Experience in Highly Regulated Industries: Many of our target customers are in highly regulated industries where thermal monitoring and compliance are crucial. To address their needs, we developed an inventory management system for customers that handles regulated, sensitive products and ensures that such products arrive safely. Our long-standing relationship with Fortune 500 firms, the City of Chicago, NATO, the UN, and government agencies at all levels provide examples of and opportunities for our expertise.

Highly Trained and Experienced Team: Our well-trained workforce safely responds to customer needs across a variety of service lines, including emergency response services. We provide multi-faceted, high-quality services to a broad mix of customers and our vast capabilities, valuable and unique assets, skilled workforce, safety profile and breadth of services as well as our overall size, scale and geographic footprint help us attract customers and provide them with environmentally responsible solutions.

Successful History Provides Growth Opportunity: Leveraging its experience in emergency response, there are other large market industries that we are exploring as part of our growth strategy, including but not limited to GLP-1 drug transport, compounding pharmacies and the high-end food packaging industry. We aspire to enter into each of these markets. Our systems can ensure the integrity of specialty drug and food packages, such as diabetes/weight loss drugs and caviar, as they reach their destination in order to maintain safety and quality. With Sentry monitoring, we could provide a comprehensive solution to address this critical aspect of the specialty drug and food supply chain. Sentry could help ensure that drug and food packages remain within specified parameters throughout transit by tracking factors such as temperature, humidity, and location. This would not only preserve the potency of the drug and the freshness and quality of the food but also minimize the risk of spoilage, contamination, and other issues that could compromise drug effectiveness and food safety. With Sentry monitoring, customers can have confidence that their drug and food shipments will arrive in the same pristine condition as when they were dispatched, safeguarding patient and consumer health and satisfaction.

Out Industry

Our services are sold into a rapidly growing segment of the logistics industry focused on the temperature-sensitive packaging and shipping of biological materials. Expenditures for “value added” packaging for frozen transport have been increasing for the past several years and, due in part to continued globalization, are expected to continue to increase even more in the future as more domestic and international biotechnology firms introduce pharmaceutical products that require continuous refrigeration at cryogenic temperatures. We believe this will require a greater dependence on passively controlled temperature transport systems (i.e., systems having no external power source). In addition, we expect that industry standards and regulations will be introduced globally, requiring more comprehensive tracking and validation of shipping temperatures.

We believe that growth in the following markets has resulted in the need for increased reliability, efficiencies and greater flexibility in the temperature-sensitive segment of the logistics market:

●	cell-based therapies
●	gene and stem cell biotechnology
●	cell lines
●	vaccine production
●	commercial and specialty drug product distribution
●	clinical trials, including transport of tissue culture samples
●	diagnostic specimens
●	infectious sample materials
●	inter/intra-laboratory diagnostic testing
●	temperature-sensitive specimens
●	biological samples, in general
●	environmental sampling
●	IVF
●	GLP-1 drug transport
●	animal husbandry

Many of the biological products in these above markets require transport in a frozen state as well as the need for shipping containers which have the ability to maintain a frozen, cryogenic environment (e.g., minus 150° Celsius) for a period ranging from two to ten days (depending on the distance and mode of shipment). These products include stem cells, semen, embryo, tissue, tissue cultures, cultures of viruses and bacteria, enzymes, DNA materials, vaccines and certain pharmaceutical products.

Governmental/Regulatory Approval and Compliance

Food Safety, Product Identity, Branding and Labeling

We are subject to extensive regulation, including, among others, the Food, Drug and Cosmetic Act of 1938, the Nutrition Labeling and Education Act of 1990, the USDA HACCP Mega-Reg of 1996, the Public Health Security and Bioterrorism Preparedness & Response Act of 2002, the Food Safety Modernization Act of 2011 and other rules and regulations promulgated by the FDA, the United States Department of Agriculture and the sub-branches of these regulatory bodies. In addition to complying with federal laws and regulations pertaining to storage and production, we are also required to comply with local municipality (city and county) as well as state regulations, including the registration and licensing of our warehouses, enforcement by state health agencies of various state standards and inspection of our facilities. The Company has obtained a variety of licenses from multiple states in which it does business including Wholesale Drug Distributor, DEV (device distributor) and 3PL (third party logistics) licenses.

Compliance with federal, state and local regulations is costly and time-consuming, but one of our top priorities. Regulatory enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of products, mandatory or voluntary product recalls, cease and desist orders, injunctions and monetary-civil-criminal penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard. It is also possible that new laws or regulations, or changes in the enforcement of existing requirements, might require us to change our compliance programs, incur additional costs or result in unexpected liabilities that could be significant.

Employee Safety Regulations

We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

Environmental Regulations

We are subject to federal, state and local environmental regulations and requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes and the remediation of contamination. Failure to comply with these regulations can have serious consequences for us, including criminal as well as civil and administrative penalties, limitations on our operations, claims for remediation costs, as well as alleged personal injury or property damages and negative publicity. We are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters, and have incurred and will continue to incur capital and operating expenditures to avoid violations of these laws and regulations.

Based on current information, we do not believe that any costs we may incur relating to environmental matters will have a material adverse effect on our business, financial position or results of operations. However, there can be no guarantee that newly discovered information, more stringent enforcement of or changes in environmental requirements, or other unanticipated events will not result in significant costs.

Employees and Human Capital Management

As of the date of this report, we have 26 employees, of which ten are full-time employees, and 12 are part-time or contractual/seasonal employees engaged on a seasonal and as-needed basis. We also engage independent contractors to provide services to the Company on an as-needed basis. The safety of our employees and customers is extremely important to us. We periodically review and assess our policies, practices and procedures to create a safer work environment for our employees.

Our Corporate Information

Callan JMB Inc. was formed as Coldchain Technology Services, LLC, a Texas limited liability company. We reorganized as a holding company to Callan JMB Inc., a Nevada corporation, on January 24, 2024. Our corporate headquarters are located at 244 Flightline Drive, Spring Branch, Texas 78070-6241. Our main telephone number is (830) 438-0395. Our principal Internet website address is https://callanjmb.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K (“Form 10-K”), including our financial statements and the related notes and the information described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

●	We have a holding company ownership structure and will depend on distributions from our operating subsidiaries to meet our obligations.
●	Our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms.
●	Decreased availability or increased costs of key logistics and supply chain inputs, including third-party supplies of equipment and materials could impact our cost of operations and our profitability across business lines.
●	We face risks and challenges associated with our cold chain logistics services, including environmental, health, safety and quality control issues and increasing costs in developing the business.
●	We may not be able to successfully identify, source and develop in a timely fashion additional warehouse properties.
●	We expect to base our equipment and inventory purchasing decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

●	We may need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our products.
●	Our management team has limited experience managing a public company.
●	We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.
●	The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.
●	Changes in government regulation could adversely affect our business.
●	We rely upon certain critical information systems, including our Sentry platform, for the operation of our business; the failure of any critical information system could adversely impact our reputation and future revenues, and we may be required to increase our spending on data and system security.
●	Our agreements with global providers of shipping services may not result in a significant increase in our revenues or cash flow, soon or in the future.
●	We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes.
●	We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a holding company ownership structure and will depend on distributions from our operating subsidiaries to meet our obligations. Contractual or legal restrictions applicable to our subsidiaries could limit payments or distributions from them.

We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we will depend on the earnings of our subsidiaries, and the payment or other distributions to us of these earnings, to meet our obligations and make capital expenditures. Provisions of U.S. corporate and tax law, like those requiring that dividends are paid only out of surplus, and provisions of any future indebtedness may limit the ability of our subsidiaries to make payments or other distributions to us. Additionally, in the event of the liquidation, dissolution or winding up of any of our subsidiaries, creditors of that subsidiary (including trade creditors) will generally be entitled to payment from the assets of that subsidiary before those assets can be distributed to us.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short time span through our marketing efforts. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our business is capital intensive, requiring ongoing cash outlays that may strain or consume our available capital and force us to sell assets, incur debt, or sell equity on unfavorable terms.

Our ability to remain competitive, grow and maintain our operations largely depends on our cash flow from operations and access to capital. Maintaining our existing operations and expanding them through internal growth or acquisitions requires large capital expenditures. As we undertake more acquisitions and further expand our operations, the amount we expend on capital will increase. These increases in expenditures may result in lower levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations, equity and debt financings and borrowings under our credit facility, if necessary. However, we may require additional equity or debt financing to fund our growth.

We do not have complete control over our future performance because it is subject to general economic, political, financial, competitive, legislative, regulatory and other factors. It is possible that our business may not generate sufficient cash flow from operations, and we may not otherwise have the capital resources to allow us to make necessary capital expenditures. If this occurs, we may have to sell assets, restructure our debt or obtain additional equity capital, which could be dilutive to our stockholders. We may not be able to take any of the foregoing actions, and we may not be able to do so on terms favorable to us or our stockholders.

Decreased availability or increased costs of key logistics and supply chain inputs, including third-party supplies of equipment and materials could impact our cost of operations and our profitability across business lines.

We depend on reliable access to third-party supplies of equipment and materials, including refrigeration, storage and electrical equipment. The supplier base providing cold chain and food processing and warehouse equipment and materials is relatively consolidated, which has resulted in a limited number of suppliers for certain types of equipment and supplies. Conversely, the market for third-party transportation services is fragmented with a large number of service providers, and it can be difficult to find reliable partners whose performance and reliability meet our standards at the scale our operations require. Any significant reduction in availability or increase in cost of any logistics and supply chain inputs could adversely affect our operations and increase our costs, which could adversely affect our operating results and cash flows.

Our business and rent-to-rent model require significant capital expenditure and inability to collect service fee from our customers in a timely manner or at all would materially and adversely affect our business, results of operations, financial condition and growth prospects.

We utilize a rent-to-rent model, under which we obtain the right to use of warehouses that are usually in bare-bones condition by way of operating lease, or service agreement, and then offer the right to use to our customers after renovation. Therefore, we are subject to the risks inherent in a rent-to-rent model, including:

●	upfront capital outlay for warehouse sourcing and renovation;
●	ongoing capital needs to maintain warehouses;
●	inability to collect service fee from our customers in a timely manner or at all; and
●	mismatch between our service agreement term with landlords or land occupiers, and our service agreement term with our customers.

Any one or more of these factors could adversely affect our business, financial condition and results of operations.

We generally incur a substantial upfront capital outlay before we start to generate revenue on the relevant warehouses which we offer the right to use to our customers. These include capital outlay for market research and evaluation of the target geographic area for expansion, warehouse searching, prepayment of a few months’ service fee to the landlords or land occupiers, and renovation of the warehouse that are usually in bare-bone condition, including to add cold chain and food processing functions, and make them suitable for our customers’ needs. We follow a disciplined and systematic process to expand our warehouse network, involving comprehensive market research, site visits and other preparation work, during which period we may incur substantial operating costs and expenses. In addition, the period between when we sign the service agreement with the landlord or land occupier and when we receive service fee payments from our customers may be significantly longer than expected due to some factors that are beyond our control, including but not limited to, substantial delay during the renovation period due to third-party contractors’ default, and inability to attract and retain customers in a timely manner due to rental market condition. Inability to timely access financing on favorable terms or at all or to collect service fee from our customers in a timely manner or at all would materially and adversely affect our business, results of operations, financial condition and growth prospects.

We face risks and challenges associated with our cold chain logistics services, including environmental, health, safety and quality control issues and increasing costs in developing the business.

Our cold chain logistics services focus on a myriad of products, relying on our comprehensive cold chain logistics service capabilities in terms of storage network, transportation network and distribution network. Our extensive cold chain logistics network enables us to provide integrated cold chain logistics services to our customers.

We store frozen and perishable medical and other products. Product contamination, spoilage, other adulteration, product tampering or other quality control issues could occur at any of our temperature-controlled warehouses or during the transportation of these products, which could cause our customers to lose all or a portion of their inventory.

We could be liable for the costs incurred by our customers as a result of the lost inventory, and we also may be subject to liability, which could be material, if any of the pharmaceutical products, frozen and other perishable products we stored or transported caused illness or death. The occurrence of any of the foregoing may negatively impact our brand and reputation and otherwise have a material adverse effect on us.

If we fail to comply with applicable environmental, health and safety laws and regulations in relation to our cold chain logistics services, we may face administrative, civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas, and the suspension or revocation of necessary permits, licenses and authorizations, all of which may materially adversely affect our business, results of operations and financial condition. Further, current and future environmental, health and safety laws, regulations and permit requirements could require us to make changes to our operations or incur significant costs relating to compliance.

We may not be able to successfully identify, source and develop in a timely fashion additional warehouse properties.

Under our rent-to-rent model, we may not be successful in identifying and obtaining the right to use of additional warehouse properties at desirable locations and on commercially reasonable terms or at all. We may also incur costs in connection with evaluating warehouse properties and negotiating with property owners, including properties which we are subsequently unable to obtain the right to use. In addition, we may not be able to develop additional warehouse properties on a timely basis due to construction delays or equipment and material shortages. If we fail to successfully identify, secure or develop in a timely fashion additional warehouse properties, our ability to execute our growth strategy could be impaired and our business and prospects may be materially and adversely affected.

We are subject to concentration risk.

For the year ended December 31, 2024, three customers, Customer 1 (50.6%), Customer 2 (17.5%), and Customer 3 (13.3%), accounted for approximately 81.4% of total revenues generated. For the year ended December 31, 2023, three customers, Customer 1 (28%), Customer 4 (22%) and Customer 5 (15%), accounted for approximately 65% of total revenues generated. We have long-term agreements with Customer 1, which expire under their existing terms in 2026 and 2029 years, respectively. In 2024, the Company suffered a reduction in revenue, approximately $4,000,000 of which was due to a significant customer temporarily suspending ordering from the Company, though we anticipate continued business from them.

Because we depend on these customers for a significant percentage of our revenue, a loss of one or more of these customers could materially adversely affect our business and financial condition. If these principal customers cease using our services, our business could be materially adversely affected.

We expect to base our equipment and inventory purchasing decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

As our customer base increases, we expect to need to purchase additional equipment and inventory. Our forecasts will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs in order to rush the manufacture and delivery of additional products. If we underestimate customers’ demand, we may forgo revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more equipment and inventory than we are able to use or sell at any given time or at all. As a result of our failure properly to estimate demand for our products, we could have excess or obsolete equipment and/or inventory, resulting in a decline in the value of our equipment and/or inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage our equipment purchases and inventory relative to demand would adversely affect our operating results.

If we experience delays or interruptions in shipping due to factors outside of our control, such disruptions could lead to customer dissatisfaction and harm our reputation.

We rely on third party shipment and carrier services to transport our shippers containing biological material. These third party operations could be subject to natural disasters, adverse weather conditions, other business disruptions, and carrier error, which could cause delays in the delivery of our shippers, which in turn could cause serious harm to the biological material being shipped. As a result, any prolonged delay in shipment, whether due to technical difficulties, power failures, break-ins, destruction or damage to carrier facilities as a result of a natural disaster, fire, or any other reason, could result in damage to the contents of the shipper. If we are unable to cause the delivery of our shippers in a timely matter and without damage, this could also harm our operating results and our reputation, even if we are not at fault.

We may need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our products. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate products, programs, commercial efforts, or sales efforts.

We may need to finance future cash needs through public or private equity offerings, debt financings, or strategic collaboration and licensing or royalty arrangements. Our stockholders may consequently experience additional dilution, and debt financing, if available, and such financing may involve restrictive covenants and/or high interest rates. Regarding accessing additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, processes, and technologies or to grant licenses on terms not necessarily favorable to us. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We depend on our executive team and other employees to manage the business and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could materially harm our business.

Our success depends largely upon the continued high performance of our executive team and other employees. We rely on our executive team for leadership in critical areas of our business, including product development, engineering, marketing, security, business development, and general and administrative functions. The loss of one or more of our executives or key employees would have an adverse effect on our business. From time to time, there may be changes in executives due to hiring or departures, which could disrupt our business. We do not have employment agreements with executives or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment at any time.

For example, we depend on our senior management, including Wayne Williams, our Founder and Chief Executive Officer. If we lose the services of one or more of our senior management and other key personnel, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel in all areas of our organization.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and may divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chief Executive Officer and President, Wayne Williams. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

We may make acquisitions of complementary businesses, products or technologies. If we identify any appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders’ equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results and financial condition.

We may not be able to compete with our competitors in the industry because many of them have greater resources than we do.

We expect to continue to experience significant and increasing levels of competition in the future. In addition, there may be other companies which are currently developing competitive products and services, or which may in the future develop technologies and products that are comparable, superior or less costly than our own. For example, some cryogenic equipment manufacturers and shippers with greater resources currently have solutions for storing and transporting cryogenic liquid and gases and may develop storage solutions that compete with our services/products. Additionally, some specialty couriers with greater resources currently provide dry ice transportation and may develop other products in the future, both of which compete with our products. A competitor that has greater resources than us may be able to bring its product to market faster than we can and offer its product at a lower price than us to establish market share. We may not be able to successfully compete with a competitor that has greater resources, and such competition may adversely affect our business.

Financial reporting obligations of being a public company are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our common stock is listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

As a public company, we will be subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with generally accepted in the United States of America (“GAAP”) compliance. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

 Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for an exemption from certain corporate governance requirements.

Mr. Williams and Dr. Croyle currently control collectively 70.6% of the voting power of our outstanding common stock. Mr. Williams control approximately 52.1% of the voting power of our outstanding common stock and Dr. Croyle control approximately 18.5% of such voting power, and as a result, we currently are, and will continue to be a “controlled company” within the meaning of the corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	a majority of the board of directors consists of independent directors;

●	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

Although we do not currently intend to avail ourselves of this exemption, these requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Any insurance coverage we have might not be sufficient and uninsured losses may occur.

We maintain minimum insurance coverage to protect us against a broad range of risks, at levels we believe are appropriate and consistent with current industry practice. Our objective is to exclude or minimize the risk of financial loss at a reasonable cost.

Nevertheless, we could still be subject to risks in the following areas, among others:

●	losses that might be beyond the limits, or outside the scope, of coverage of our insurance and that may limit or prevent indemnification under our insurance policies,

●	inability to maintain adequate insurance coverage on commercially reasonable terms in the future,

●	certain categories of risks are currently not insurable at a reasonable cost, and

●	no assurance of the financial ability of the insurance companies to meet their claim payment obligations.

Any one or more of these events could have an adverse effect on our business, financial position, profit, and cash flow.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities incurred, will cover any indemnification claims against us relating to any incident, will be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Our customers could also become the target of litigation relating to the patent and other intellectual property rights of others.

Any litigation relating to the intellectual property rights of others could trigger technical support and indemnification obligations in licenses or customer agreements that we may enter into. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to claims of intellectual property infringement. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt the businesses of our customers, which in turn could hurt our relationships with such customers and cause the sale of our products to decrease. No assurance can be given that claims for indemnification will not be made, or that if made, such claims would not have a material adverse effect on our business, operating results or financial conditions.

Changes in government regulation could adversely affect our business.

The Company is subject to legislation and regulation at the federal and local levels and, in some instances, at the state level. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state, and local laws, which cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could adversely impact our business.

We are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various state regulatory agencies, and failure to comply with such regulations could harm our reputation, business, financial condition and results of operations.

Certain of our operations are subject to regulation and licensing by the FDA and similar state regulatory agencies. In addition, we may in the future develop products, services, and procedures that may be subject to regulation by the FDA and similar state regulatory agencies. For example, we are VAWD Accredited by the National Association Boards of Pharmacy to provide specialized services including receipt, holding, consolidation, distribution, and recovery of your critical products internationally and domestically. We are compliant with regulation USP 1079/1083, FDA 21 CFR Part 11/210/211 & 820, ICHQ8/Q10.

The regulations enforced by the FDA and similar state regulatory agencies govern a wide variety of product-related activities, including the research, development, testing, manufacture, quality control, approval, clearance, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, post-approval monitoring and reporting, pricing, and export and import of pharmaceutical products. If we or any of our customers, suppliers or distributors fail to comply with applicable regulatory requirements or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of facilities; loss of licenses or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our services. Any such regulatory agency actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

Complying with certain regulations that apply to shipments using our solutions can limit our activities and increase our cost of operations.

Shipments using our solutions and services are subject to various regulations in the countries to which our customers require our products and service to be delivered. For example, shipments using our solutions may be required to comply with the shipping requirements promulgated by the Centers for Disease Control (“CDC”), the Occupational Safety and Health Organization (“OSHA”), the Department of Transportation (“DOT”) as well as rules established by the International Air Transport Association (“IATA”) and the International Civil Aviation Organization (“ICAO”). Additionally, our data logger may be subject to regulation and certification by the FDA, Federal Communications Commission (“FCC”), and the Federal Aviation Administration (“FAA”). We will need to ensure that our solutions and services comply with relevant rules and regulations to make our solutions and services marketable, and in some cases compliance is difficult to determine. Significant changes in such regulations could require costly changes to our solutions and services or prevent use of our shippers for an extended period of time while we seek to comply with changed regulations. If we are unable to comply with any of these rules or regulations or fail to obtain any required approvals, our ability to market our solutions and services may be adversely affected. In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs. In either event, our financial results and condition may be adversely affected. We depend on our business partners and unrelated and frequently unknown third party agents in foreign countries to act on our behalf to complete the importation process and to make delivery of our shippers to the final user. The failure of these third parties to perform their duties could result in damage to the contents of the shipper resulting in customer dissatisfaction or liability to us, even if we are not at fault.

We, along with our customers, are subject to various governmental regulations and international standards. Compliance with or changes in such regulations may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

We, along with our customers, are subject to various significant federal, state and local regulations, including but not limited to regulations in the areas of health and safety, packaging, product content, employment, labor and immigration, foreign and domestic import/export controls, trade restrictions and anti-competition. In addition, as a global operator, we are subject to the International Organization for Standardization. We do not have contracts with any foreign customers. We do, however, contract with domestic entities that, from time to time, use our products and services when shipping to foreign locations.

We must also comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, anti-competition regulations and sanctions imposed by the U.S. Office of Foreign Assets Control and other similar laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our brand, our ability to attract and retain employees, our international operations, our business and our operating results. Although we will implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy any violations of these regulations. Any failure by us to comply with applicable government regulations could also result in the cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our services. Any significant change in these regulations could reduce demand for our services or products, force us to modify our services to comply with new regulations or increase our costs of producing these products. If demand for our products is adversely affected or our costs increase, our operating results and business would suffer.

We rely upon certain critical information systems, including our Sentry platform, for the operation of our business; the failure of any critical information system could adversely impact our reputation and future revenues, and we may be required to increase our spending on data and system security.

We rely upon certain critical information systems, including our Sentry platform which is used by us for our customers and business partners to automate the entry of orders, prepare customs documentation and facilitate status and location monitoring of shipped orders while in transit. In addition, the provision of services to our customers and the operation of our networks and systems involve the storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our technology infrastructure and critical information systems are subject to damage or interruption from a number of potential sources, including unauthorized intrusions, cyberattacks, software viruses or other malware, natural disasters, power failures, employee error or malfeasances and other events. Despite our best efforts, no cybersecurity or emergency recovery process is failsafe, and if our safeguards fail or our technology infrastructure or critical information systems are compromised, the safety and efficiency of our operations could be materially harmed, our reputation could suffer, and we could face additional costs, liabilities, costly legal challenges.

Cyberattacks, data incidents and breaches in the security of our information systems and networks and of the electronic and confidential information in our possession could materially adversely impact our business, financial condition and results of operations, in addition to our reputation and relationships with our employees, customers, suppliers and business partners.

As part of our normal business activities, we collect and store or have access to certain proprietary confidential, and personal information, including information about our employees, customers, suppliers and business partners, which may be entitled to protection under a number of regulatory regimes. The protection and security of our network systems and our own information, as well as information relating to our employees, customers, suppliers, business partners and others, is vitally important to us. Any failure of us to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and the misappropriation of proprietary, confidential and personal information, could result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, customers’, suppliers’ and business partners’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.

The frequency, intensity, and sophistication of cyberattacks and data security incidents has significantly increased in recent years and is constant. As with many other businesses, we are continually subject to cyberattacks and the risk of data security incidents. Due to the increased risk of these types of attacks and incidents, we have implemented information technology and data security tools, measures, and processes designed to protect our networks systems, services, and the personal, confidential or proprietary information in our possession, and to ensure an effective response to any cyberattack or data security incident. We also have privacy and data security policies in place that are designed to detect, prevent, and/or mitigate cyberattacks and data security incidents. Whether or not these policies, tools, and measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives. As newer technologies evolve, we could be exposed to increased risks from cyberattacks, data security events, and data breaches, including those from human error, negligence or mismanagement or from illegal or fraudulent acts.

Although we take the security of our network systems and information seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security, in light of new and sophisticated tools and methods used by criminals and cyberterrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. While we have cyber security insurance, we may incur significant costs in the event of a successful cyber incident against us or in responding to and recovering from a cyber incident that are not covered by, or exceed the limits of, such insurance. Additionally, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats.

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.

We may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our platform, or have other adverse effects on our business. While we cannot assure the outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could harm our results of operations and financial condition.

We operate in a competitive industry and if we cannot compete effectively, we will lose business.

We expect to continue to experience significant and increasing levels of competition in the future. While there are technological and marketing barriers to entry, we cannot guarantee that these barriers will be sufficient to defend our market share against current and future competitors. Our principal competitive considerations in our market include:

●	financial resources to allocate to proper marketing and an appropriate sales effort;

●	acceptance of our solutions model;

●	acceptance of our solutions including per use fee structures and other charges for services;

●	keeping up technologically with ongoing development of enhanced features and benefits;

●	the ability to develop and maintain and expand strategic alliances;

●	establishing our brand name;

●	our ability to deliver our solutions to our customers when requested; and

●	our timing of introductions of new solutions and services.

Our future revenue stream depends to a large degree on our ability to bring new solutions and services to market on a timely basis. We generally sell our products in industries that are characterized by increased competition through frequent innovation, rapid technological changes and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services may become obsolete over time, in which case our revenue and operating results could suffer.

There may also be other companies which are currently developing competitive products and services or which may in the future develop technologies and products that are comparable, superior or less costly than our own. For example, some specialty couriers and packaging manufacturers with greater resources currently provide temperature-controlled packaging solutions and may develop other products or solutions in the future, both of which compete with our products. A competitor that has greater resources than us may be able to develop and expand their networks and product offerings more quickly, devote greater resources to the marketing and sale of their solutions and adopt more aggressive pricing policies. We may not be able to successfully compete with a competitor that has greater resources, which may adversely affect our business.

We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, marketing and distribution capabilities necessary to successfully commercialize our solutions.

We plan to further enhance our sales, marketing and distribution capabilities in the Americas. It will be expensive and time-consuming for us to develop and integrate our global marketing and sales network and thus we intend to further broaden our strategic alliances with domestic and international providers of shipping services and other solutions providers to the life sciences industry to incorporate use of our platform of solutions in their service offerings. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with others to promote our solutions. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our solutions, thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our alliance partners, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our alliance partners fail to promote our solutions, we will have difficulty increasing our revenues and the revenue may not offset the additional expense of expansion.

Our agreements with global providers of shipping services may not result in a significant increase in our revenues or cash flow, soon or in the future.

We believe that establishing strategic alliances with global providers (integrators) of logistics and of shipping services, such as our agreements with FedEx, DHL, and UPS can drive growth in our revenues, but there is no certainty to this view. We are seeking to establish similar arrangements with other providers of international shipping services. We anticipate all such alliances will enable us to provide seamless, end-to-end shipping solutions to customers of our respective alliance partners and allow us to leverage the established relationships with those customers, but there is no guarantee this will happen.

Because our agreements with FedEx, DHL, and UPS do not contain any requirement that they use a minimum level of our services, there can be no assurance of any significant increase in our revenues or cash flows as a result of these strategic alliances.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our customers may ship potentially harmful biological materials in our packages. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. In the event of an accident, we could be held liable for damages.

Our products and services may contain errors or defects, which could result in damage to our reputation, lost revenues, diverted development resources and increased service costs, litigation and product recalls. These risks may be heightened when our products or services are used in connection with human reproductive medicine.

Our products and services must meet stringent requirements and we must develop our products and services solutions quickly to keep pace with the rapidly changing market. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new equipment or versions of our software are released. If our products and services are not free from errors or defects, we may incur an injury to our reputation, lost revenues, diverted development resources, increased customer service and support costs, product recalls and litigation. The costs incurred in correcting any product errors or defects may be substantial and could adversely affect our business, results of operations and financial condition.

Due to the low temperatures at which some of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations or are manufactured for relatively broad medical, transportation, or consumer use, we face an inherent risk of exposure to claims in the event that the failure, use, or misuse of our products results, or is alleged to result, in death, bodily injury, property or sample damage, or economic loss. The amount of damages for which we are potentially held liable for may be higher when our products or services are used in connection with human reproductive medicine than when they are used for other purposes. For example, in some states, damage to an embryo may be deemed wrongful death for which punitive or other damages may be awarded, which would not otherwise be available. In addition, we specialize in the secure storage of biological specimens, materials and samples covering the full range of temperatures from cryogenic through controlled room temperature. Any damage to these specimens, materials and samples may be attributed to a failure of our storage systems or services, which could lead to claims for damages made by customers and could also harm our relationship with customers and damage our reputation in the life sciences industry, resulting in material harm to our business.

Although we currently maintain product liability coverage, which we believe is adequate for product liability claims and for the continued operation of our business, it includes customary exclusions and conditions, may not cover certain specialized applications and generally does not cover warranty claims. Additionally, such insurance may become difficult to obtain or be unobtainable in the future on terms acceptable to us. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition, and adversely affect our results of operations.

In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things, costs of litigation, distraction of management’s attention from our primary business, the inability to commercialize our existing or new products, decreased demand for our products or, if cleared or approved, products in development, damage to our business reputation, product recalls or withdrawals from the market, withdrawal of clinical trial participants, substantial monetary awards to patients or other claimants, or loss of revenue.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result.

Damage to our reputation could negatively impact our business, financial condition, and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. The information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

RISKS RELATED TO REGULATORY ENVIRONMENT AND TAXATION

We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable: a) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our income tax provisions, expense amounts for non-income-based taxes and accruals, and b) any material differences could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.

We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.

We are subject to regular review and audit by tax authorities. Any adverse outcome of such a review or audit could negatively affect our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act passed in 2017 contained significant changes to U.S. tax law, including a reduction in the corporate tax rate and a moved towards a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. The impact of the Tax Act may be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value-added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative actions to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

General Risk Factors

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“the Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our registration statements, if applicable, and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (ii) the last day of the first fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the last day of the first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the independent auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30. If we are a “smaller reporting company” at the time we cease to be an “emerging growth company,” we may continue to rely on exemptions from certain disclosure requirements that are available to “smaller reporting companies.” Specifically, as a “smaller reporting company” we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, “smaller reporting companies” have reduced disclosure obligations regarding executive compensation.

We do not intend to pay dividends for the foreseeable future.

Since our conversion from a limited liability company to a corporation, we have not declared or paid any cash dividends on our capital stock. We intend to continue with the same policy, and currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our existing corporate debt agreements do, and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation of our common stock, if any, will be the only way for stockholders to realize any future gains on their investment in the foreseeable future.

Future sales of a substantial number of our common stock or warrants by our existing stockholders could cause our stock price to decline.

We cannot predict what effect, if any, future sales of our securities, or the availability of securities for future sale, will have on the market price of our securities. Sales of substantial amounts of our securities in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our securities and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting changes or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. We have implemented and maintain a security risk management program that is designed to preserve the confidentiality, integrity, and continued availability of information under our ownership or care with the aim to continually improve security features in order to keep pace with the evolving cyber threat landscape.

We face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we and our vendors have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, refer to Part I, Item 1A, Risk Factors of this annual report.

Risk Management and Strategy

We have implemented internal controls including regular risk assessments designed to address financial, operational and information technology (including cybersecurity) risks and controls across our organization. These assessments are overseen by our Director of IT. We implement cybersecurity controls and procedures designed to address cyber risks and threats, supported by third-party technologies and security advisors and providers. We also provide cybersecurity awareness training to our employees during the onboarding process and periodically thereafter. In addition, we engage external third-party information security consultants to periodically conduct information security testing and assessments, and to evaluate our overarching information security program and specific incident response procedures. We also maintain a Cyber Incident Response Plan, which is overseen by our Director of IT and is designed to coordinate our response to information security incidents. Finally, we hold and maintain third-party insurance coverage for cybersecurity risks commensurate with industry standards for a company of our size and stage.

Cybersecurity Oversight

Our board of directors (the “Board”) considers cybersecurity risk as part of its risk oversight function. While delegated to the Audit Committee, the Board directly oversees management’s implementation of our cybersecurity risk management program. The Board receives regular reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Board members receive presentations on cybersecurity topics from our Chief Information Officer.

Our management team, including our Director of IT, is responsible for assessing and managing our material risks from cybersecurity threats. Our Director of IT has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our consultant’s experience includes over 15 years of design, implementation and management of cyber-security programs at various levels and organizations.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We do not own any real property. Our executive offices are located at 244 Flightline Drive, Spring Branch, Texas 78070. We lease our office space from a related party under a lease agreement that commenced on April 1, 2024, and expires on December 31, 2029, with a monthly base rent of $15,425. We also lease additional warehouse space from a related party under a lease agreement that expires on December 31, 2025, with respective monthly base rents of $7,500. In addition, we lease three other properties for warehousing and distribution purposes. Our aggregate current monthly rental expense is $34,798.

Leased Properties
Address	Gross floor area (square feet)	Use of the property
244 Flightline Drive, Spring Branch, Texas 78070	10,000 sq. ft.	Warehouse/Office
10130 SW North Dakota St., Tigard, Oregon 97223	4,800 sq. ft	Warehouse
1500 4th St., Unit #6, Blanco, Texas 78606	1,000 sq. ft.	Warehouse/Office
210 Kestral Drive, Spring Branch, Texas 78070	7,872 sq. ft.	Warehouse
16025 Farm to Market 32, Blanco, Texas 78606	6,500 sq. ft.	Warehouse

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows. However, there is no certainty that any such future litigation that may arise would not have a material financial impact on our business. For a discussion of our legal proceedings, refer to Note 7, Commitments and Contingencies, to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “CJMB”.

Holders

As of March 28, 2025, there were 480 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock will be your sole source of gain for the foreseeable future.

Unregistered Sales of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

Callan JMB is a vertically integrated logistics and fulfillment company which provides thermal management logistics solutions to the life sciences industry through a combination of proprietary packaging, information technology and specialized cold chain logistics knowhow. We provide a system that utilizes advanced predictive technology to revolutionize the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time-sensitive industries while ensuring environmental responsibility.

Strategy

Our strategy involves leveraging our core competitive strengths to develop and maintain ongoing relationships with a diversified group of customers while continuing to grow our service lines, ensuring that we can meet our customers’ changing needs. We strive to be recognized as the premier provider of logistics and fulfillment of a broad range of value-added services based upon the breadth of those services, quality, responsiveness, customer service, information technologies, safety, and cost effectiveness.

We view our solutions as disruptive to the “older technologies” of dry ice and liquid nitrogen, in that our solutions are comprehensive and combine our competencies in configurations that are customized to our client’s requirements. We provide comprehensive, reliable, economic alternatives to all existing logistics solutions and services utilized for frozen shipping in the life sciences industry (e.g., personalized medicine, cell therapies, stem cells, cell lines, vaccines, diagnostic materials, semen, eggs, embryos, cord blood, organs, bio-pharmaceuticals, infectious substances, and other commodities that require continuous exposure to cryogenic or frozen temperatures). As part of our services, we provide the ability to monitor, record and archive crucial information for each shipment that can be used for scientific and regulatory purposes.

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally. Typically, revenue will be highest in the third and fourth calendar quarters and lowest in the first and second calendar quarters. These seasonal variations result in fluctuations in waste volumes due to weather conditions and general economic activity. We also expect that our operating expenses may be higher during the winter months due to periodic adverse weather conditions that can slow the collection of waste, resulting in higher labor and operational costs.

Results of Operations

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

The following table provides certain selected financial information for the periods presented:

Year ended December 31,	2024	2023	Change	% Change
Revenue	$6,563,412	$13,202,459	$(6,639,047)	(50)%
Cost of Revenue	4,000,149	7,553,338	(3,553,189)	(47)%
Gross Profit	2,563,263	5,649,121	(3,085,858)	-55%
Operating Expenses:
Selling, General and administrative expenses	4,838,077	3,447,058	1,391,019	40%
Total operating expenses	4,838,077	3,447,058	1,391,019	40%
Income (loss) from operations	(2,274,814)	2,202,063	(4,476,877)	-203%
Other income (expense)	6,532	2,045	4,487	219%
Income before income taxes	(2,268,282)	2,204,108	(4,472,390)	-203%
Provision for income taxes	25,366	23,000	2,366	10%
Net income (loss)	$(2,293,648)	$2,181,108	$(4,474,756)	-205%

Revenue

Revenue for the year ended December 31, 2024, was $6,563,412 as compared to $13,202,459 for the year ended December 31, 2023, a decrease of $6,339,047. This decrease was due to a number of factors, including the waning of the COVID-19 pandemic and the diminution in demand for our emergency preparedness services by certain state and local governments and our limited ability to more actively market our products and services. We note that a customer that represented approximately $4,000,000 of our 2023 revenue temporarily suspended ordering from us. That customer has not terminated our business relationship, and we anticipate continued business from them.

Cost of revenue

Cost of revenue for the year ended December 31, 2024, was $4,000,149 as compared to $7,553,338 for the year ended December 31, 2023, a decrease of $3,553,189. This decrease is primarily attributed to a decrease in revenue.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the year ended December 31, 2024, were $4,838,077, compared to $3,447,058 for the year ended December 31, 2023, an increase of $1,391,019.  The Company’s personnel costs increased by $508,720 for the year ended December 31, 2024, compared to the same period in 2023 as a result of our change from a LLC to a corporation. That change required us to put our CEO on payroll for the first time and hire additional staff in anticipation of our IPO. The Company’s consulting and professional fees increased by $560,796 for the year ended December 31, 2024, compared to the same period in 2023 as a result of hiring professionals to support our capital raising process for our initial public offering. The Company’s information technology support increased by $34,798 for the year ended December 31, 2024, compared to the same period in 2023 as the result of purchase of additional equipment and hosting software. The Company’s marketing and advertising increased by $617,116 for the year ended December 31, 2024, compared to the same period in 2023 as a result of hiring a marketing firm that specializes in pharma-based businesses, hiring an investor relations firm for the anticipated IPO and the need to re-do our website. The Company’s other expenses decreased by $330,411 for the year ended December 31, 2024, compared to the same period in 2023, which was a result of increase in depreciation and amortization of $39,295, increase in monitoring costs of $155,800 which was a result of the settling a lawsuit with a vendor that provided us with parcel temperature monitoring in a prior year, offset by decreases in office expenses of $47,008, decreases in meals and travel of $6,392, decrease in other expenses of $21,061, decrease in state and local taxes of $43,045 and a decrease of reserves for credit losses of $408,000.

Other income (expense)

Other income (expense) for the year ended December 31, 2024, was $6,532 and $2,045 for the year ended December 31, 2023, respectively, an increase in other income of $4,487. This increased income was the result of an increase in interest income of $1,728, offset by decreases in interest expense of $2,759.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements primarily through cash on hand, and cash flows from operations. As of December 31, 2024, and 2023, we had $2,097,945 and $5,155,620 of cash and cash equivalents, respectively. In their audit report for the fiscal year ended December 31, 2024, included in this annual report, our independent auditors expressed an unqualified opinion.

	Year Ended
	December 31,
	2024	2023	Change
Cash provided by (used in) operating activities	$540,353	$6,995,646	$(6,455,293)
Cash provided by (used in) investing activities	$(46,167)	$(490,020)	$443,853
Cash provided by (used in) financing activities	$(3,551,861)	$(7,543,725)	$3,991,864
Increase (decrease) in cash	$(3,057,675)	$(1,038,099)	$(2,019,576)

Cash provided by (used in) operating activities

For the year ended December 31, 2024, cash provided by operating activities was $540,353 compared to cash provided by operating activities of $6,995,646 during the year ended December 31, 2023, a decrease of $6,455,293. This decrease was primarily due to a decrease in net income of $4,474,756, a decrease in provision for credit losses of $408,000, a decrease in accounts receivable of $2,266,336, a decrease in inventory of $8,329, a decrease in tax refund receivable of $6,377, decrease in other current assets of $158,539, a decrease in corporate taxes payable of $1,000, offset by increase in depreciation and amortization of $40,890, an increase in right of use asset of $16,331, an increase in accounts payable and accrued expenses of $713,500, an increase in deferred revenue of $53,721 and an increase in deferred income taxes payable of $43,602.

Cash provided by (used in) investing activities

For the year ended December 31, 2024, cash used in investing activities was $46,167 compared to $490,020 for the year ended December 31, 2023, a decrease of $443,853. The decrease is a result of less purchases of various fixed assets.

Cash provided by (used in) financing activities

During the year ended December 31, 2024, cash provided by (used in) financing activities was $3,551,861 compared to $7,543,725 during the year ended December 31, 2023, a decrease of $3,991,864. Our financing activities for the year ended December 31, 2024 compared to December 31, 2023 included an increase in deferred offering costs of $86,025, increase in related partner loans of $34,146 offset by a decrease in related party receivable of $8,637, a decrease in partner distributions of $4,068,642, and a decrease in notes payable of $34,756,

We may seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute investors and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing when needed, on favorable terms or at all, future operations may have to be scale back or discontinued.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

Revenue Recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. The Company’s services are generally transferred to the customer at an agreed upon point in time.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

●	Level 1- fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

●	Level 2- fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e. derived from prices); and

●	Level 3- fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 quoted prices in active markets include cash and cash equivalents.

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for the respective periods. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, short-term notes payable, accounts payable and accrued expenses. The carrying value of long-term debt approximates fair value, as the variable interest rates approximate current market rates.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 with early adoption allowed. The Company is in the process of evaluating the effect of ASU 2023-09 on the financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 for the year ending December 31, 2024 and it did not have a material impact on its consolidated financial statements. See Note 10, Segments for new disclosures related to significant expenses, the CODM and other segment items.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and have not experienced any losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Interest Rate Risk

Our cash consists of cash in readily available checking accounts. We may also invest in short-term money market fund investments. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations in interest income have not been significant.

Inflation Risk

Inflation generally affects us by increasing our cost of facilitating business. We do not believe inflation has had a material effect on our results of operations during the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

CALLAN JMB INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As a public company, we will be subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with generally accepted in the United States of America (“GAAP”) compliance. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

 Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

MANAGEMENT

Directors and Executive Officers

The following sets forth information on our executive officers, directors, and director nominees as of December 31, 2024.

Name	Age	Position
Wayne Williams	62	Chief Executive Officer, President and Chairman of the Board of Directors(1)(2)
Eric L. Kash	67	Executive Vice President, Director(1)(2)
Jeffrey Appleman	67	Chief Financial Officer
Dr. David J. Croyle	66	Chief Medical Officer
Liberty Duke	51	Independent Director(1)
Mark Meller	65	Independent Director(1)
Gerald Dial	87	Independent Director(1)

(1)	Appointed to our board of directors on February 4, 2025.
(2)	Mr. Kash was appointed as Chairman to our board of directors on February 4, 2025, with Mr. Williams succeeding on February 12, 2025.

Executive Officers and Directors

Wayne Williams is the founder, Chief Executive Officer, President, and Chairman of the Board of Directors of Callan JMB Inc. Mr. Williams is one of the nation’s leading experts on temperature control cold chain management and has lectured and written several key documents describing this process, and brings all his expertise as the leader of Callan JMB Inc. Mr. Williams’s vast experience qualifies him to serve as the Chief Executive Officer and also as a member of the Board.

Eric L. Kash has served as Executive Vice President, and Director since October 1, 2024. Prior to joining Callan JMB, since 2015, Mr. Kash has been operating as the President of Alpha Kash, LLC, a business consultancy service. In this capacity, Mr. Kash has assisted companies in business development, corporate strategy, and capital formation. The industries included technology, consumer goods, medical devices and an e- prescription company.

Prior to Alpha Kash, LLC, between January 2008 to March 2013, Mr. Kash was the CEO/CFO of Coupon Express Inc., a publicly traded company that was engaged in advertising and couponing with national supermarket chains and worked as an investment banker in the microcap sector for over 10 years. Mr. Kash completed his B.S. in Accounting and graduated magna cum laude from Bentley College, received an MBA from the University of Virginia’s Darden School in 1983 and received a CPA accreditation in 1981. We believe that Mr. Kash’s prior work experience, expertise in running a public company, and business acumen will be critical in our operations and be of great assistance to us in their capacity as the member of our Board.

Jeffrey Appleman served as our Interim Chief Financial Officer (“CFO”) since February 2024, and has been serving as our CFO, since October 1, 2024. Prior to joining Callan, since March 2019, Mr. Appleman has served as the Director of CFO Consulting Partners LLC’s manufacturing, distribution and business services practice. During his time at CFO Consulting Partners LLC, he has advised C-Suite level and management of several publicly traded companies. Mr. Appleman has over 40 years of experience, both in public accounting and the private sector. During his career in public accounting, primarily at Marks Paneth LLP between 1979 to 1991, he serviced small-and-medium sized entities and primarily privately held companies. In the private sector, he has served as the Chief Financial Officer at Love and Quiches between 2005 to 2010, a domestic and international frozen food desert company, and at Standard Folding Cartons, a paper converting company in New York and Louisville between 1993 and 2002. Having served as the Chief Financial Officer of several entities in the past, Mr. Appleman has been and will be a key member of the senior leadership team at Callan JMB.

Dr. David J. Croyle has served as the Company’s Chief Medical Officer since March of 2007. Dr. Croyle has been a practicing physician for more than 36 years. He received his B.S. from Gannon University and his M.D. from the Uniformed Services University of the Health Sciences. He completed his internship and diagnostic radiology residency at the Brooke Army Medical Center. Dr. Croyle also served as an instructor of radiology at the Tripler Army Medical Center. He was board certified by the National Board of Medical Examiners in 1989 and by the American Board of Radiology in 1993.

Independent Directors

Liberty Smith Duke was appointed to the Board of the Company effective February 4, 2025. Ms. Duke currently serves as president of ERIS Inc. where she has worked since 1998. ERIS is a firm that offers an expansive range of management, consulting, and lobbying services for a broad spectrum of businesses and associations. Ms. Duke also serves as president of Health Heroes Inc., a mass vaccinator. During her tenure at Health Heroes she has built a large network of school located vaccination clinics throughout multiple states. She also serves as president of HNH Immunizations Inc., another mass vaccinator. Ms. Duke studied business administration at the Wallace School.

The Company believes Ms. Duke is qualified to serve as a member of the Company’s board of directors because of her years of experience in consulting for and working with entities in the public and private sectors. We believe her background will help us in our emergency response business and assist in expanding the market for our services into new areas.

Mr. Mark Meller was appointed to the Board of the Company effective February 4, 2025. He was the Chairman and CEO of SilverSun Technologies, a NASDAQ-listed company, from May 2009 until June 2024. From 2004-2009 he was President and a director of the company. Mr. Meller is currently the President of SWK Technologies, Inc., a wholly-owned subsidiary of QXO, Inc. (the successor company to SilverSun). From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From December 2004 until September 2009, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. From 1988 until 2003, Mr. Meller was Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs. Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

Mr. Meller has a B.A. from the State University of New York at Binghamton and a J.D. from the Boston University School of Law

The Company believes Mr. Meller is qualified to serve as a member of the Company’s board of directors because of his extensive years of experience in financial management and reporting, mergers and acquisitions and management of exchange listed companies. We believe his background and demonstrated business acumen will aid in our transition to a public company and enhance our opportunities.

Senator Gerald Dial was appointed to the Board of the Company effective February 4, 2025. Senator Dial served as an Alabama State Representative and later State Senator representing six counties in East Alabama. Senator Dial was a member of the Alabama National Guard for over 36 years. He served the Guard in a number of capacities and retired in 1997 from the position of Assistant Adjutant General. He has over 25 years experience in the real estate development business. He was the Director of the Alabama Rural Action Commission from 2006 to 2010 where he focused on rural health improvement and job, infrastructure and broadband development. Senator Dial has a B.S. from Livingston University and has taken advanced education courses at Auburn University.

The Company believes Senator Dial is qualified to serve as a member of the Company’s board of directors because of his extensive public service and his years of experience in logistics support. We believe his experience and reputation will enhance our ability to work in both the public and private sectors.

Family Relationships

Our Chief Executive Officer and President, Mr. Wayne Williams, and our Chief Medical Officer, Mr. David J. Croyle, M.D., are brothers-in-law.

Involvement in Certain Legal Proceedings

To the best of our knowledge none of our directors, director nominees or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

Our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Currently, Mr. Wayne Williams serves as our Chief Executive Officer, President, and Chairman of the Board.

As Chairman of the Board, Mr. Williams’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparing the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purpose of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

The Board’s Role in Risk Oversight

Our board of directors oversees that the assets of our Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risks. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Once the board establishes committees, it is anticipated that much of the work will be delegated to such committees, which will meet regularly and report back to the full board. It is anticipated that the audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, that the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee will evaluate the risk associated with management decisions and strategic direction.

Independent Directors

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a board of directors as a listed company within one year of the closing of an initial public offering.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and director nominee. Based upon information requested from and provided by each director and independent director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Meller and Dial and Ms. Duke do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these director nominees is “independent” as that term is defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director nominee has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director nominee.

Committees of the Board of Directors

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and its standing committees. As of the date hereof, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mark Meller, Liberty Duke and Gerald Dial, each of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq listing standards, and serve on our audit committee, with Mark Meller serving as the chairman. Mr. Meller qualify as an “audit committee financial expert.” Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

●	helping our board of directors oversee our corporate accounting and financial reporting processes,

●	reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures,

●	assisting with the design and implementation of our risk assessment functions,

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements,

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results,

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters,

●	reviewing related person transactions,

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law, and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter, which satisfies the applicable listing standards of Nasdaq.

Compensation Committee

The Company has formed a Compensation Committee comprised of three directors: Mark Meller, Liberty Duke and Gerald Dial, with Ms. Duke serving as the chairman. Our Board has affirmatively determined that each satisfy the “independence” requirements defined under the applicable listing standards of the NASDAQ, including the standards specific to members of a compensation committee and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Compensation Committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee is responsible for, among other things:

●	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers,

●	reviewing and recommending to our board of directors the compensation of our directors,

●	administering our equity incentive plans and other benefit programs,

●	reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management,

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy, and

●	reviewing and evaluating with the chief executive officer the succession plans for our executive officers.

Our compensation committee operates under a written charter, which satisfies the applicable listing standards of the Nasdaq.

Nominating and Corporate Governance Committee

The Company has formed a Nominating and Corporate Governance Committee comprised of three directors: Mark Meller, Liberty Duke and Gerald Dial, each of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and the Nasdaq listing standards, with Senator Dial serving as the chairman. The nominating and corporate governance committee assists our Board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on our board of directors,

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors,

●	reviewing with our chief executive officer the plans for succession to the offices of our executive officers and making recommendations to our board of directors concerning the selection of appropriate individuals to succeed in these positions,

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters, and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Our nominating and corporate governance committee operate under a written charter, which satisfies the applicable listing standards of Nasdaq.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Director Compensation

In the 2023 and 2024 fiscal years, we did not provide compensation to our directors for their service.

Independent Director Agreements

On October 1, 2024, the Company entered into a director agreement (the “Director Agreement”) with each of Messrs. Dial and Meller and Ms. Duke. Pursuant to the Director Agreement, each director was appointed as a member of the board of directors of the Company effective February 4, 2025 with our initial public offering, and until the next annual meeting of the Company’s stockholders or until their earlier resignation, removal or death.

In consideration for serving as a member of the Company’s board of directors, each director shall be paid a cash fee of $6,250 per fiscal quarter. In addition, each director will be awarded 6,250 shares of the Company’s common stock each fiscal quarter and will be entitled to participate in an equity incentive plan after its approval by the Board.

The Company has also agreed to reimburse the directors for reasonable business-related expenses approved by the Company in advance, such approval not to be unreasonably withheld.

A director’s Director Agreement will automatically terminate upon the death of the director or upon his resignation or removal from, or failure to win election or reelection to, the board. In the event of expiration or termination of a director’s Director Agreement, the director has agreed to return or destroy any materials transferred to the director under the Agreement except as may be necessary to fulfill any outstanding obligations hereunder.

In connection with each Director Agreement, each director has entered into a Proprietary Information Agreement (the “Proprietary Information Agreement”) pursuant to which the director shall maintain in trust and confidence and not disclose to any third party or use for any unauthorized purpose any proprietary information received from the Company and only in connection with providing services as a member of the Company’s board of directors. However, a director’s disclosure of proprietary information shall not be precluded if such disclosure is (i) in response to a valid order, including a subpoena, of a court or other governmental body of the United States or any political subdivision thereof; provided, however, that to the extent reasonably feasible, the director shall first have given the Company notice of the director’s receipt of such order and the Company shall have had an opportunity to obtain a protective order requiring that the proprietary information so disclosed be used only for the purpose for which the order was issued; (ii) otherwise required by law; or (iii) otherwise necessary to establish rights or enforce obligations under the Proprietary Information Agreement, but only to the extent that any such disclosure is necessary.

The Proprietary Information Agreement shall continue in full force and effect during the term of the Director Agreement. The Proprietary Information Agreement may be terminated at any time thereafter upon thirty (30) days written notice to the other party. The director’s confidentiality obligations under the Proprietary Information Agreement with respect to proprietary information disclosed prior to the effective date of such termination shall survive 18 months after the termination of the agreement; provided, however, the director’s obligations under the Proprietary Information Agreement for proprietary information constituting “trade secrets” survive the termination of the Proprietary Information Agreement indefinitely.

Director Term Limits

Our board of directors has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our nominating and corporate governance committee will annually review the composition of our board of directors, including the age and tenure of individual directors. Our board of directors will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors regularly receives detailed reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors has delegated to the audit committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website at https://callanjmb.com/ by clicking on “Investor Relations.” If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this prospectus.

Our board of directors, management and all employees of our company are committed to implementing and adhering to the Code of Ethics. Therefore, it is up to each individual to comply with the Code of Ethics and to be in compliance of the Code of Ethics. If an individual is concerned that there has been a violation of the Code of Ethics, he or she will be able to report in good faith to his or her superior. While a record of such reports will be kept confidential by our company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.

Rule 10b5-1 Trading Arrangement

None

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and LLC distributions earned by or paid to our directors and executive officers.

Name and Principal Position	Year	Guaranteed Payments	Remuneration (1,2,3)	Bonus	LLC Distributions(1)	Total
Wayne Williams, Chief Executive Officer, President, and Chairman of the Board	2024	$25,000	$453,085	$-	$2,496,191	$2,974,276
	2023	$300,000	$-	$-	$5,596,896	$5,896,896
David J. Croyle, M.D., Chief Medical Officer	2024	$-	$-	$-	$832,063	$832,063
	2023	$-	$-	$-	$1,800,000	$1,800,000
Eric Kash, Executive Vice President and Director (2)	2024	$-	$102,885	$-	$-	$102,885
	2023	$-	$-	$-	$-	$-
Jeffrey Appleman, Chief Financial Officer(3)	2024	$-	$171,739	$-	$-	$171,739
	2023	$-	$-	$-	$-	$-

(1)	Compensation calculated for the reorganization of Coldchain Technology Services, LLC, and any/all earlier compensations and proceeds received by the then members of the limited liability entity.
(2)	Prior to their employment, Mr. Kash received $17,000 for consulting services provided to the Company during and for the year ended December 31, 2024.
(3)	Prior to their employment, Mr. Appleman received $171,739 for consulting services provided to the Company during the year ended December 31, 2024

Employment Agreements

Wayne Williams, Chief Executive Officer, President, and Chairman of the Board

On October 15, 2024, (the “Effective Date”) we entered into an employment agreement (as amended as of October 24, 2024, the “CEO Agreement”) with Wayne Williams pursuant to which Mr. Williams has agreed to serve as the Chief Executive Officer of the Company. The term of the CEO Agreement (the “Term”) commenced on the Effective Date and shall continue until the second (2nd) anniversary thereof (the “Initial Term”), unless terminated earlier pursuant to the terms of the CEO Agreement; provided that, on such second (2nd) anniversary of the Effective Date and each one (1) year annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the CEO Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one (1) year (each “Renewal Term”), unless either party provides written notice of its intention not to extend the term of the CEO Agreement at least 90 days prior to the applicable Renewal Date.

For services performed by Mr. Williams under the CEO Agreement, the Company has agreed to pay Mr. Williams an annual base salary during the Initial Term of $500,000, subject to the recommendation of the Compensation Committee and approval of the Board (with Mr. Williams recusing himself from such vote) (the “Base Salary”). During the remainder of the Term, the Base Salary shall be reviewed by the Compensation Committee and/or the Board each year, and the Board may, from time to time, increase such Base Salary.

For each fiscal year of the Company during the Term, the Company shall afford Mr. Williams the opportunity to earn an incentive bonus equal to forty percent (40%) of the Base Salary for such fiscal year and shall be payable to the extent the applicable performance goals are achieved (which goals and payment matrices shall be set by the Compensation Committee of the Board in its discretion). Also, during the Term, Mr. Williams received 200,000 options to purchase the Company’s common stock with an exercise price equal to the price of our common stock at our initial public offering. Such options shall vest quarterly over a 24- month period starting 3 months after the closing of this offering.

In addition to the foregoing, Mr. Williams is entitled to receive the following equity awards if the specified milestones are achieved:

50,000 shares of the Company’s common stock upon the closing of each acquisition after the closing of our initial public offering;

125,000 shares of the Company’s common stock upon the Company achieving a first-time market valuation of $75 million or more;

125,000 shares of the Company’s common stock upon the Company achieving a first-time market valuation of $150 million or more;

50,000 shares of the Company’s common stock upon the Company achieving a positive EBITDA for the first time in any full calendar year; and

125,000 shares of the Company’s common stock upon the Company achieving an EBITDA of $10 million for the first time in a full calendar year.

The amount and terms of any other long-term incentive awards awarded to Mr. Williams shall be set by the Compensation Committee in its discretion.

During the Term, if (i) a Change in Control has occurred, Mr. Williams shall be paid a bonus (the “Change in Control Transaction Bonus”), in cash, equal to two (2) times the Base Salary as in effect immediately before such Change in Control. If applicable, the Change in Control Transaction Bonus shall be paid in a lump sum within fifteen (15) days after the consummation of such Change in Control and the following certification by the Board of the occurrence of such Change in Control.

“Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i)	A transaction or series of transactions (other than an offering of common stock to the general public through a registration statement filed by the Company with the Securities and Exchange Commission) whereby any “Person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, any benefit plan maintained by the Company or any of its subsidiaries or a “Person” that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13(d)(3) under the Exchange Act) of securities of the Company possessing more than fifty percent (50%) of the total combined voting power of the Company’s securities outstanding immediately after such acquisition;

(ii)	The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination, or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions:

(A)	which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the Person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such Person, the “Successor Entity”) directly or indirectly, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and

(B)	after which no Person or group beneficially owns voting securities representing fifty percent (50%) or more of the combined voting power of the Successor Entity; provided, however, that no Person or group shall be treated as beneficially owning fifty percent (50%) or more of the combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction.

The Agreement is automatically terminated upon the death of Mr. Williams. The Company may also terminate the Agreement due to the disability of Mr. Williams or with or without “Cause.” Mr. Williams may also terminate the Agreement with or without “Good Reason.”

“Cause” means the occurrence of one or more of the following events:

(i)	Mr. Williams’ continued refusal or failure to perform (other than by reason of disability) his material duties and responsibilities to Company if such refusal or failure is not cured within thirty (30) days following written notice of such refusal or failure by Company to Mr. Williams, or his continued refusal or failure to follow any reasonable lawful direction of the Board if such refusal or failure is not cured within thirty (30) days following written notice of such refusal or failure by Company to Mr. Williams;

(ii)	willful, grossly negligent or unlawful misconduct by Mr. Williams which causes material harm to Company or its reputation;

(iii)	the Company is directed in writing by regulatory or governmental authorities to terminate the employment of Mr. Williams or Mr. William engages in activities that: (i) are not approved or authorized by the Board, and (ii) cause actions to be taken by regulatory or governmental authorities that have a material adverse effect on Company; or

(iv)	a conviction, plea of guilty, or plea of nolo contendere by Mr. Williams, of or with respect to a criminal offense which is a felony or other crime involving dishonesty, disloyalty, fraud, embezzlement, theft, or similar action(s) (including, without limitation, acceptance of bribes, kickbacks or self-dealing), or the material breach of Mr. Williams fiduciary duties with respect to Company.

“Good Reason” means, without Mr. Williams’ express written consent: (i) a material reduction in the Base Salary, then in effect, except a material diminution generally affecting all of the members of the Company’s management, (ii) a material reduction in job title, position or responsibility, (iii) a material breach of any term or condition contained in the CEO Agreement, or (iv) a relocation of Mr. Williams’ principal worksite that is more than fifty (50) miles from Mr. Williams’ principal worksite as of the Effective Date. However, none of the foregoing events or conditions will constitute “Good Reason” unless (i) Mr. Williams provides Company with written notice of the existence of Good Reason within ninety (90) days following the occurrence thereof, (ii) Company does not reverse or otherwise cure the event or condition within thirty (30) days of receiving that written notice, and (iii) Mr. Williams resigns Mr. Williams’ employment within thirty (30) days following the expiration of that cure period.

If the Company terminates the CEO Agreement for Cause, Mr. Williams will receive Mr. Williams’ earned but unpaid Base Salary and unreimbursed expenses. Except as provided herein, the Company will have no further obligation to Mr. Williams upon the termination of Mr. Williams’ employment.

In the event of a termination of Mr. Williams’ employment without Cause, in addition to the Final Compensation, Mr. Williams shall receive:

(1)	continuation of the Base Salary, at the rate in effect as of the date immediately preceding the date of termination, until the earlier of: (x) the Term end date and (y) the first anniversary of the date of termination (provided, however, if the date of termination is after the first anniversary of the Effective Date, the period pursuant to this subsection shall be eighteen (18) months after the date of termination);

(2)	if the date of termination occurs after the end of a calendar year but prior to the date on which a Bonus under the Agreement, the Bonus; and

(3)	payment of a pro-rata portion of the amount of the Bonus for the year in which termination occurs that would have been payable based on actual performance determined under the terms of the Bonus as then in effect for such year.

If Mr. Williams terminates the CEO Agreement other than for Good Reason, Mr. Williams will receive Mr. Williams’ earned but unpaid Base Salary and unreimbursed expenses.

Eric Kash, Executive Vice President and Director

On October 1, 2024, we entered into an employment agreement (as amended on October 24, 2024, the “EVP Agreement”) with Eric Kash pursuant to which Mr. Kash agreed to serve as the Executive Vice President and Director on the Board of the Company. The term of the EVP Agreement (the “Term”) commenced as of October 1, 2024, became effective upon the closing of our initial public this offering and shall continue until the second (2nd) anniversary thereof (the “Initial Term”), unless terminated earlier pursuant to the terms of the EVP Agreement; provided that, on such second (2nd) anniversary and each one (1) year annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the EVP Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one (1) year (each “Renewal Term”), unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days prior to the applicable Renewal Date.

For services performed by Mr. Kash under the EVP Agreement, the Company has agreed to pay Mr. Kash an annual base salary of (i) $220,000 for the period from the closing of our initial public offering through December 31, 2025, (ii) $250,000 for the period from January 1, 2026, through December 31, 2026 and (iii) $280,000 for the period from January 1, 2027 through December 31, 2027 (the “Base Salary”). During the remainder of the Term, the Base Salary shall be reviewed by the Compensation Committee and/or the Board each year, and the Board may, from time to time, increase such Base Salary.

For each fiscal year of the Company during the Term, the Company shall afford Mr. Kash the opportunity to earn an incentive bonus equal to thirty percent (30%) of the Base Salary for such fiscal year and shall be payable to the extent the applicable performance goals are achieved (which goals and payment matrices shall be set by the Compensation Committee of the Board in its discretion). Also, during the Term, Mr. Kash received 300,000 options to purchase the Company’s common stock with an exercise price equal to the price of our common stock at our initial public offering. Such options vest quarterly over a 24- month period starting 3 months from the closing of our initial public offering.

The amount and terms of any other long-term incentive awards awarded to Mr. Kash shall be set by the Compensation Committee in its discretion.

During the Term, if a Change in Control occurs, and on, or at any time during the 24-month period following such Change in Control (i) the Company terminates Mr. Kash’s employment for any reason other than Cause or disability or (ii) Mr. Kash terminates his employment for Good Reason, Mr. Kash will be entitled to receive as a severance payment an amount equal to two times the sum of his then effective Base Salary and full bonus calculated as if all performance goals had been achieved.

The terms “Change in Control”, “Cause” and “Good Reason” have the same meanings as described above in the summary of Mr. Williams employment agreement. Terms otherwise relating to the termination of Mr. Kash’s employment are substantially the same as those described in the summary of Mr. Williams employment agreement.

Jeff Appleman, Chief Financial Officer

On October 1, 2024, we entered into an employment agreement (as amended on October 24, 2024, the “CFO Agreement”) with Jeff Appleman pursuant to which Mr. Appleman agreed to serve as the Chief Financial Officer of the Company. The term of the CFO Agreement (the “Term”) commenced on October 1, 2024 except that the compensation provisions described in the following two paragraphs became effective upon the closing of our initial public offering and shall continue until the second (2nd) anniversary thereof (the “Initial Term”), unless terminated earlier pursuant to the terms of the CFO Agreement; provided that, on such second (2nd) anniversary of the commencement of the Term and each one (1) year annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the CFO Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one (1) year (each “Renewal Term”), unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days prior to the applicable Renewal Date.

For services performed by Mr. Appleman under the CFO Agreement, the Company has agreed to pay Mr. Appleman an annual base salary of (i) $220,000 for the period from the closing of our initial public offering through December 31, 2025, (ii) $250,000 for the period from January 1, 2026, through December 31, 2026 and (iii) $280,000 for the period from January 1, 2027 through December 31, 2027 (the “Base Salary”). During the remainder of the Term, the Base Salary shall be reviewed by the Compensation Committee and/or the Board each year, and the Board may, from time to time, increase such Base Salary.

For each fiscal year of the Company during the Term, the Company shall afford Mr. Appleman the opportunity to earn an incentive bonus equal to thirty percent (30%) of the Base Salary for such fiscal year and shall be payable to the extent the applicable performance goals are achieved (which goals and payment matrices shall be set by the Compensation Committee of the Board in its discretion). Also, during the Term, Mr. Appleman received 100,000 options to purchase the Company’s common stock with an exercise price equal to the price of our common stock at our initial public offering. Such options vest quarterly over a 24- month period starting 3 months from the closing date of our initial public offering.

The amount and terms of any other long-term incentive awards awarded to Mr. Appleman shall be set by the Compensation Committee in its discretion.

Pursuant to his arrangements with CFO Consulting Partners LLC (“CCP”), with which Mr. Appleman was affiliated, Mr. Appleman is entitled to receive 60% of that number of options to purchase the Company’s common stock granted to CCP for its consulting services provided to the Company, such options having, in the aggregate, a value equivalent to $100,000.

During the Term, if a Change in Control occurs, and on, or at any time during the 24-month period following such Change in Control (i) the Company terminates Mr. Appleman’s employment for any reason other than Cause or disability or (ii) Mr. Appleman terminates his employment for Good Reason, Mr. Appleman will be entitled to receive as a severance payment an amount equal to two times the sum of his then effective Base Salary and full bonus calculated as if all performance goals had been achieved.

The terms “Change in Control”, “Cause” and “Good Reason” have the same meanings as described above in the summary of Mr. Williams employment agreement. Terms otherwise relating to the termination of Mr. Appleman’s employment are substantially the same as those described in the summary of Mr. Williams employment agreement.

David J. Croyle, M.D., Chief Medical Officer

On October 1, 2024, we entered into an employment agreement (as amended on October 24, 2024, the “CMO Agreement”) with Dr. David Croyle pursuant to which Dr. Croyle has agreed to serve as the Chief Medical Officer of the Company. The term of the CMO Agreement (the “Term”) commenced on the closing of our initial public offering and is to continue until the second (2nd) anniversary thereof (the “Initial Term”), unless terminated earlier pursuant to the terms of the CMO Agreement; provided that, on such second (2nd) anniversary of the Effective Date and each one (1) year annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the CMO Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one (1) year (each “Renewal Term”), unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days prior to the applicable Renewal Date.

For services performed by Dr. Croyle under the CMO Agreement, the Company has agreed to pay Dr. Croyle an annual base salary of (i) $100,000 for the period from the closing of our initial public offering through December 31, 2025, (ii) $130,000 for the period from January 1, 2026, through December 31, 2026, and (iii) $160,000 for the period from January 1, 2027 through December 31, 2027 (the “Base Salary”). During the remainder of the Term, the Base Salary shall be reviewed by the Compensation Committee and/or the Board each year, and the Board may, from time to time, increase such Base Salary.

For each fiscal year of the Company during the Term, the Company shall afford Dr. Croyle the opportunity to earn an incentive bonus equal to thirty percent (30%) of the Base Salary for such fiscal year and shall be payable to the extent the applicable performance goals are achieved (which goals and payment matrices shall be set by the Compensation Committee of the Board in its discretion). The amount and terms of any other long-term incentive awards awarded to Dr. Croyle shall be set by the Compensation Committee in its discretion.

During the Term, if a Change in Control occurs, and on, or at any time during the 24-month period following such Change in Control (i) the Company terminates Dr. Croyle’s employment for any reason other than Cause or disability or (ii) Dr. Croyle terminates his employment for Good Reason, Dr. Croyle will be entitled to receive as a severance payment an amount equal to two times the sum of his then effective Base Salary and full bonus calculated as if all performance goals had been achieved.

The terms “Change in Control”, “Cause” and “Good Reason” have the same meanings as described above in the summary of Mr. Williams employment agreement. Terms otherwise relating to the termination of Dr. Croyle’s employment are substantially the same as those described in the summary of Mr. William’s employment agreement.

Equity Compensation

Our executive officers may be granted options or other equity awards under our 2024 Equity Incentive Plans to purchase shares of our common stock from time to time as approved by our board of directors.

Employee Benefits and Perquisites

Our executive officers are entitled to reimbursement for all expenses reasonably incurred in connection with the performance of their duties as executive officers of the Company.

Retirement Plans

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Equity-Based Incentive Awards

We had no outstanding equity awards as of the year ended December 31, 2024.

Equity Benefit Plans

The principal features of our equity plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits of which this filing is a part.

On October 25, 2024, our Board and our stockholders approved our Callan JMB Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan governs equity awards to our employees, directors, officers, consultants, and other eligible participants. Initially, the maximum number of shares of our common stock that may be subject to awards under the 2024 Plan is 1,500,000. The maximum number of shares that are subject to awards under the 2024 is subject to an annual increase equal to the lesser of (i) 500,000 shares of our common stock; (ii) a number of shares of our common stock equal to 4% of the prior year’s maximum number or (iii) such number of shares of our common stock as determined by the 2024 Plan administrator. The 2024 Plan became effective with the completion of our initial public offering.

The purpose of the 2024 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The administrator of the 2024 Plan may, in its sole discretion, amend, alter, suspend or terminate the 2024 Plan, or any part thereof, at any time and for any reason. The Company will obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with legal and regulatory requirements relating to the administration of equity-based awards. Unless earlier terminated by the administrator, the 2024 Plan will terminate ten years from the date it is adopted by our Board.

Authorized Shares

Initially, the maximum number of shares of our common stock that may be subject to awards under the 2024 Plan is 1,500,000. The maximum number of shares that are subject to awards under the 2024 Plan is subject to an annual increase equal to the lesser of (i) 500,000 shares of our common stock; (ii) a number of shares of our common stock equal to 4% of the prior year’s maximum number or (iii) such number of shares of our common stock as determined by the 2024 Plan administrator.

Additionally, if any award issued pursuant to the 2024 Plan expires or becomes un-exercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2024 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2024 Plan (unless the 2024 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2024 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2024 Plan (unless the 2024 Plan has terminated). Shares that have actually been issued under the 2024 Plan under any award will not be returned to the 2024 Plan and will not become available for future distribution under the 2024 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2024 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2024 Plan. To the extent an award under the 2024 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2024 Plan. Notwithstanding the foregoing and, subject to adjustment as provided in the 2024 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Code and regulations promulgated thereunder, any shares that become available for issuance under the 2024 Plan in accordance with the foregoing.

Plan Administration

One or more committees appointed by our Board will administer the 2024 Plan. Initially, the Compensation Committee shall administer the 2024 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2024 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2024 Plan, the administrator has the power to administer the 2024 Plan and make all determinations deemed necessary or advisable for administering the 2024 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2024 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2024 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2024 Plan, rules and regulations relating to sub-plans established for the purpose of facilitating compliance with applicable non-U.S. laws, easing the administration of the 2024 Plan and/or for qualifying for favorable tax treatment under applicable non-U.S. laws, in each case as the administrator may deem necessary or advisable and modify or amend each award (subject to the provisions of the 2024 Plan), including the discretionary authority to extend the post-termination exercisability period of awards and to extend the maximum term of an option or stock appreciation right (subject to the provisions of the 2024 Plan), to allow participants to satisfy withholding tax obligations in a manner permissible under the 2024 Plan, to authorize any person to execute on behalf of the Company any instrument required to effect the grant of an award previously granted by the administrator and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2024 Plan, other than incentive stock options, may be granted to employees (including officers and directors) of the Company or a parent or subsidiary, members of our Board, or consultants engaged to render bona fide services to the Company or a parent or subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary, provided the services (a) are not in connection with the offer or sale of securities in a capital-raising transaction, and (b) do not directly promote or maintain a market for the Company’s securities, in each case, within the meaning of Form S-8 promulgated under the Securities Act, and provided further, that a Consultant will include only those persons to whom the issuance of Shares may be registered under Form S-8 promulgated under the Securities Act.

Stock Options

Stock options may be granted under the 2024 Plan. The exercise price of options granted under the 2024 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director, or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2024 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2024 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of the service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2024 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2024 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director, or consultant and, subject to the provisions of the 2024 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2024 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2024 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Awards

Performance awards may be granted under the 2024 Plan. Performance awards are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will set objectives or vesting provisions, that, depending on the extent to which they are met, will determine the value of the payout for the performance awards. The administrator may set vesting criteria based on the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), or any other basis determined by the administrator in its discretion. Each performance award’s threshold, target, and maximum payout values are established by the administrator on or before the grant date. After the grant of a performance award, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance award. The administrator, in its sole discretion, may pay earned performance awards in the form of cash, in shares, or in some combination thereof.

Non-Employee Directors

The 2024 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2024 Plan. The 2024 Plan includes a maximum limit of $100,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $200,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2024 Plan generally does not allow for the transfer of awards other than by will or by the laws of descent and distribution and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2024 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2024 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2024 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable, and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2024 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2024 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs or performance awards will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise options and/or stock appreciation rights as to all of the shares underlying such award, including those shares which would not be vested or exercisable, all restrictions on restricted stock and RSUs will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of its subsidiaries or parents, as applicable.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments, or benefits with respect to an award will be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of certain specified events. The administrator may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2024 Plan provided such action does not impair the existing rights of any participant. The 2024 Plan automatically will terminate on October 25, 2034, unless it is terminated sooner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2025 for (i) each of our named executive officers and directors, (ii) all of our named executive officers and directors as a group, and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons have the right to acquire within sixty (60) days of March 28, 2025 are deemed to be outstanding for such person, but not deemed to be outstanding to compute the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Callan JMB Inc., 244 Flightline Drive, Spring Branch, Texas 78070-6241.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
Wayne Williams(1)	2,338,125	50.7%
David Croyle, M.D.(2)	822,375	17.8%
Eric Kash(3)	37,500	*
Jeffrey Appleman(4)	27,500	*
Mark Meller	0	-
Liberty Duke	0	-
Gerald Dial	0	-
All Executive Officers & Directors as a Group	3,225,500	68.5%
5% or Greater Stockholders	*	*

*Represents beneficial ownership of less than 1%.

(1) Consists of (i) 2,313,125 shares of Common Stock, owned and controlled directly, and indirectly, and (ii) 25,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 28, 2025.

(2) Consists of (i) 822,375 shares of Common Stock, owned and controlled directly, and indirectly.

(3) Consists of 37,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 28, 2025.

(4) Consists of 27,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of March 28, 2025.

Change In Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company. However, Wayne Williams, the Company’s Chief Executive Officer, currently owns 2,250,000 shares of our common stock, representing approximately 75% of our outstanding common stock as of January 7, 2025. As a result, Mr. Williams will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Williams will have the ability to control the management and affairs of the Company as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Williams sells his common stock at any time or controls the Company at the time of his death, control would be transferred to the purchaser or group of purchasers or a person or entity that he designates as his successor. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive stockholders of an opportunity to receive a premium for our common stock as part of a sale, and might ultimately affect the trading price of our common stock.

ITEM 13. CURRENT RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received in arm’s-length transactions.

Related Party Transactions:

Health Hero America is a related party by virtue of its being owned by Mr. Williams. In 2022, the Company’s predecessor entity received an advance of $110,736, from Health Hero America. The advance was due on demand, was non-interest bearing, and classified within related party loans payables in the balance sheet. As of December 31, 2024, and 2023, the Company had $0 owed to this related party.

Outlaw Run Ranch (“ORR”) who is a related party by virtue of common ownership of the Company. In 2023, the Company receives rents receipts from a third-party vendor on behalf of related party, Outlaw Run Ranch. The cash is due to ORR on demand, non-interest bearing, and classified within related party loans in the balance sheet. In addition, the Company pays $7,500 per month to ORR for  rent expenses. As of December 31, 2024, and 2023, the Company has $0 and $17,134, respectively in accounts payable for these amounts due.

Cold Chain Delivery Systems is a related party by virtue of being majority owned by Messrs. Williams and Croyle. In 2023 the Company received rent receipts from a third-party vendor on behalf of a related party, ORR. The cash is due to ORR on demand, non-interest bearing, and classified within related party loans in the balance sheet. As of December 31, 2024, and 2023, the Company has $0 and $17,073, respectively in accounts payable for these amounts due.

Warehouse Asset Management is a related party by virtue of being majority owned by Messrs. Williams and Croyle. The Company’s leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425  per month. As  of December 31, 2024, and 2023, the Company has $0 owed to this related party.

During the year ended December 31, 2024 and 2023, the Company made advancements of $18,669 and $21,969 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of December 31, 2024 and 2023, the amount owed from the director was $18,669 and $21,969, respectively.  These amounts were repaid by the directors in 2025.

Transactions with Significant Stockholders

Other than compensation arrangements for our named executive officers and directors, which we describe above, see Executive Compensation- Employment Agreements, the only related party transactions to which we were a party during the years ended December 31, 2023 and December 31, 2024, or any currently proposed related party transaction, are as follows, each of which was entered into prior to the adoption of the approval procedures described above.

On February 14 2024, we entered into a reorganization agreement and plan of share exchange with Coldchain Technology Services, LLC (“CTS”) pursuant to which CTS exchanged 100% of the membership interest of CTS for a combined 5,000,000 shares of common stock, consisting of: (a) 3,750,000 shares of common stock to Wayne Williams, its Chief Executive Officer and President, and (b) 1,250,000 shares of common stock to David J. Croyle, M.D., its Chief Medical Officer. Pursuant to such transaction, CTS is now a wholly owned subsidiary of the Company.

Pursuant to an Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company and all the Company’s existing stockholders (Mr. Williams and Dr. Croyle), in order to give effect to the Company’s decision to effect a reduction in the number of shares of its common stock outstanding, Messrs. Williams and Croyle agreed to exchange their existing shares of the Company’s common stock for new shares of common stock at a ratio of 0.60 new shares to 1 for each share that each stockholder held prior to the exchange. As a result of the exchange, the Company’s total common stock outstanding was reduced from 5,000,000 shares to 3,000,000 shares, with Mr. Williams holding 2,250,000 shares (75%) and Dr. Croyle holding 750,000 shares (25%).

Policies and Procedures for Transactions with Related Persons

In October 2024, our board of directors adopted a written related-party transactions policy. Pursuant to this policy, the Audit Committee of our board of directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our Audit Committee shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances; (ii) the extent of the related party’s interest in the transaction; and (iii) whether the transaction would impair the independence of a non-employee director.

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mark Meller, Liberty Duke and Gerald Dial, are independent directors as defined under the Nasdaq Rules. Mr. Williams, and Mr. Kash are not independent under the Nasdaq Rules as a result of their position as our Chief Executive Officer, and our Executive Vice-President.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2024 and 2023, we engaged Rosenberg Rich Baker Berman, P.A. as our independent registered accounting firm. For the years ended December 31, 2024 and 2023, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees (1)	$160,000	$-
Audit-Related Fees (1)	40,000	-
Total	$200,000	$-

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Audit Committee must also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

For a list of the financial information included herein, see Index to the Financial Statements on page F-1.

(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit No.	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
4.2*	Description of Registrant’s Securities.
10.1	Reorganization Agreement and Plan of Share Exchange, dated February 2, 2024 by and among Coldchain Technology Services, LLC, (“CTS”), Callan JMB Inc., and shareholders of CTS (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.2	Professional Services Agreement, by and between The City of Chicago Department of Public Health and Coldchain Technology Services, LLC, dated December 21, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.3	Professional Services Agreement, by and between The City of Chicago Department of Public Health and Coldchain Technology Services, LLC, dated February 10, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.4	Standard Lease Agreement, dated April 1, 2024, by and between Warehouse Asset Management, LLC and Coldchain Technology Services, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.5†	Callan JMB Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.6†	Employment Agreement entered into between the Callan JMB Inc. and Wayne Williams, dated October 15, 2024, as amended as October 24,2024 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.7†	Employment Agreement entered into between the Callan JMB Inc. and Jeffrey Appleman, dated October 1, 2024, as amended as of October 24, 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.8†	Employment Agreement entered into between the Callan JMB Inc. and David J. Croyle, M.D., dated 1, 2024, as amended as of October 24, 2024 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.9†	Employment Agreement entered into between the Callan JMB Inc. and Eric L. Kash, dated October 1, 2024, as amended as of October 24, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.10†	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.11	Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company, Wayne Williams and Dr. David Croyle (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
14.1	Form of Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
19.1	Form of Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
21.1	List of Subsidiaries of Callan JMB Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)

101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications furnished in Exhibit 32.1, and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

† Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Wayne Williams and Jeffrey Appleman, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE	DATE

/s/ Wayne Williams	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board	March 28, 2025
Wayne Williams

/s/ Jeffrey Appleman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
Jeffrey Appleman

/s/ David J. Croyle, M.D.	Chief Medical Officer	March 28, 2025
David J. Croyle, M.D.

/s/ Eric L. Kash	Executive Vice President, and Director	March 28, 2025
Eric L. Kash

/s/ Mark Meller	Director (Independent)	March 28, 2025
Mark Meller

/s/ Liberty Duke	Director (Independent)	March 28, 2025
Liberty Duke

/s/ Gerald Dial	Director (Independent)	March 28, 2025
Gerald Dial

CALLAN JMB INC.

(Formerly Coldchain Technology Services, LLC)

FINANCIAL STATEMENTS AS OF AND FOR

THE YEARS ENDED

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Callan JMB Inc. (formerly Coldchain Technology Services, LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Callan JMB Inc. (formerly Coldchain Technology Services, LLC) (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, statements of stockholders equity/members’ capital, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2024.

Somerset, New Jersey

March 28, 2025

Callan JMB Inc.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 and 2023

	2024	2023
Assets
Current Assets:
Cash	$2,097,945	$5,155,620
Accounts receivable, net of allowance for credit losses of $64,000 and $378,695, respectively	622,914	2,899,150
Inventory	158,362	114,739
Related party loans	18,669	21,969
Tax refund receivable	6,377	0
Other current assets	278,896	235,987
Deferred offering costs	136,025	25,000
Total current assets	3,319,188	8,452,465
Right of use asset, net	883,029	275,208
Property and equipment, net	876,682	974,206
Security deposit	3,650	3,650
Total Assets	$5,082,549	$9,705,529

Liabilities and Members’ Capital
Current Liabilities:
Accounts payable and accrued expenses	$878,042	$416,084
Corporate taxes payable	23,000	67,000
Related party loans	0	17,073
Deferred revenue	94,097	12,113
Deferred tax liability	6,602	7,000
Note payable	0	98,809
Right of use liability – current	279,176	151,627
Total current liabilities	1,280,917	769,706
Deferred revenue, net of current portion	0	8,075
Right of use liability	628,274	132,488
Total long-term liabilities	628,274	140,563
Total Liabilities	1,909,191	910,269

Commitments and contingencies (Note 7)
	-	-
Stockholders’ Equity/ Members’ Capital
Members’ capital		8,795,260
Preferred stock - authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock - authorized 190,000,000 shares, par value $0.001 par value; 3,000,000 issued and outstanding as of December 31, 2024 and 0, December 31, 2023.	3,000	-
Additional Paid in Capital	5,464,006	-
Accumulated deficit	(2,293,648)	-
Total Stockholders’ Equity/Members’ Capital	$3,173,358	$8,795,260
Total Liabilities and Equity/Members’ Capital	$5,082,549	$9,705,529

The accompanying notes are an integral part of these consolidated financial statements.

Callan JMB Inc.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	2024	2023
Revenue	$6,563,412	$13,202,459
Cost of revenue	4,000,149	7,553,338
Gross profit	2,563,263	5,649,121

Operating expenses
Selling, general and administrative expenses	4,838,077	3,447,058
Operating income (loss)	(2,274,814)	2,202,063

Other income (expenses)
Interest income	11,904	10,176
Interest expense	(5,372)	(8,131)
Total other income (expenses)	6,532	2,045

Income (loss) before income taxes	(2,268,282)	2,204,108

Provision for income taxes	25,366	23,000
Net income (loss)	$(2,293,648)	$2,181,108
Weighted average common shares outstanding - basic and diluted	2,630,137	-
Net loss per common share - basic and diluted	$(0.87)	-

The accompanying notes are an integral part of these consolidated financial statements.

Callan JMB Inc.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2024

								Total
								Stockholders’
	Preferred Stock		Common Stock		Members’	Additional Paid in	Accumulated	Equity/ Members’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Capital
January 1, 2024		$-		$-	$8,795,260	$-	$-	$8,795,260
Net loss							(2,293,648)	(2,293,648)
Distributions					(3,328,254)			(3,328,254)
Membership exchanged for common stock			3,000,000	3,000	(5,467,006)	5,464,006		-
December 31, 2024		$-	3,000,000	$3,000	$-	$5,464,006	$(2,293,648)	$3,173,358

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2023

						Total
	Preferred Stock		Common Stock		Members’	Members’
	Shares	Amount	Shares	Amount	Capital	Capital
January 1, 2023		$-		$-	$14,011,048	$14,011,048
Net income					2,181,108	2,181,108
Distributions					(7,396,896)	(7,396,896)
December 31, 2023		$-		$-	$8,795,260	$8,795,260

The accompanying notes are an integral part of these consolidated financial statements.

Callan JMB Inc.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	2024	2023
Cash flows from operating activities
Net income (loss)	$(2,293,648)	$2,181,108
Adjustment to reconcile net income (loss) to net cash provided from operating activities:
Provision (Recovery) for credit losses	(131,000)	277,000
Depreciation and amortization	143,691	102,801
Changes in operating assets and liabilities
Accounts receivable	2,407,236	4,673,572
Inventory	(43,623)	(35,294)
Tax refund receivable	(6,377)
Other current assets	(42,909)	115,630
Right of use asset – net	15,514	-
Operating lease liability, net	-	(817)
Accounts payable and accrued expenses	461,958	(251,542)
Deferred revenue	73,909	20,188
Corporate taxes payable	(44,000)	(43,000)
Deferred income taxes payable	(398)	(44,000)
Net cash provided by operating activities	540,353	6,995,646
Cash flows used in investing activities
Purchase of property and equipment	(46,167)	(490,020)
Net cash used in investing activities	(46,167)	(490,020)
Cash flows used in financing activities
Related party receivable	3,300	(5,337)
Related party loans	(17,073)	17,073
Deferred offering costs	(111,025)	(25,000)
Partner distributions	(3,328,254)	(7,396,896)
Net change in note payable	(98,809)	(133,565)
Net cash used in financing activities	(3,551,861)	(7,543,725)
Decrease in cash	(3,057,675)	(1,038,099)
Cash beginning of year	5,155,620	6,193,719
Cash end of year	$2,097,945	$5,155,620
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,372	$8,131
Supplemental Schedule of Non-Cash Financing and Investing Activities:
Issuance of Note Payable for payment of prepaid expense	$0	$122,083
Recognition of right of use asset and corresponding liability	$900,133	195,155

The accompanying notes are an integral part of these consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. was formed on January 24, 2024, in the State of Nevada for the purpose of reorganizing and becoming a holding company for Coldchain Technology Services LLC (see note 2). Coldchain Technology Services, LLC (“CTS”) was formed on December 27, 2006, in the state of Texas. CTS is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. The financial statements of Callan JMB Inc. (which may be referred to as the “Callan” “Company”, “we,” “us,” or “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s headquarters are located in Spring Branch, Texas.

NOTE 2 – REORGANIZATION

Pursuant to the Reorganization Agreement dated February 14, 2024, each member of CTS exchanged 100% of their membership interest for shares of the Company’s common stock. As a result, each member of CTS became a shareholder of the Company and CTS became a direct, wholly owned subsidiary of the Company. During the reorganization, the CTS members exchanged all their interest for 5,000,000 shares of Common Stock on a pro-rata basis.

Pursuant to an Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company, and all the existing stockholders of the Company, such stockholders have exchanged all their existing shares for new shares at a ratio of 0.6 new share for 1 existing share. As a result of the exchange, the total number of shares of Company stock outstanding was reduced from 5,000,000 shares to 3,000,000 shares.

The following unaudited pro forma financial information has been prepared to reflect the effects of the reorganization of Coldchain Technology Services LLC (the “Company”) from a partnership to a C corporation on February 14, 2024. The pro forma financial information presents the financial results of the Company as if it had been taxed as a C corporation for the years ended December 31, 2024 and 2023.

	Actual	Unaudited Pro forma C Corp with tax accrual	Actual LLC	Unaudited Pro forma C Corp with tax accrual
	2024	2024	2023	2023
Total assets	$5,082,549	$5,082,549	$9,705,529	$9,705,529
Liabilities and Stockholders’ Equity
Current Liabilities:
Corporate taxes payable	23,000	23,000	67,000	638,000
Related party loans	-	2,042,000	17,073	1,488,073
Total current liabilities	1,280,917	3,322,917	769,706	2,811,706
Total liabilities	1,909,191	3,951,191	910,269	2,952,269
Total Retained Earnings/ Members’ Capital	3,173,358	1,131,358	8,795,260	6,753,260
Total liabilities and stockholders’ equity/ members’ capital	$5,082,549	$5,082,549	$9,705,529	$9,705,529

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Assumptions for each of the pro-forma balance sheets are below:

a.	The Company was a C corporation as of January 1, 2022

b.	The pro forma balance sheets include an accrual for federal tax and state corporate taxes at a “blended rate” of 23% and was paid in the subsequent fiscal year.

c.	Stockholders/Members loan the Company $2,042,000 to pay the assumed taxes, the loan will bear interest at the prime rate of interest.

d.	Deferred taxes and liabilities have not been computed in the proforma as the adjustments are temporary and will reverse (see prior year financials).

e.	The pro forma adjustments do not include adjustments for deferred tax assets or liabilities due to the immateriality of the temporary differences at the date of the reorganization and are expected to reverse in the near term with minimal impact on the financial statements “

f.	The proforma tax adjustments for the stub period January 1, 2024 to February 14, 2024 are not material and will not be shown in the pro forma 2024 financial statements.

	Actual	Unaudited Pro forma C Corp with tax accrual	Actual LLC	Unaudited Pro forma C Corp with tax accrual
	2024	2024	2023	2023
Income (loss) before income taxes	(2,268,282)	(2,268,282)	2,204,108	2,204,108
Provision for income taxes	25,366	25,366	23,000	594,000
Net income (loss)	$(2,293,648)	$(2,293,648)	$2,181,108	$1,610,108
Basic and diluted income per common share	$(0.87)	$(0.76)		$0.73
Weighted-average number of common shares outstanding	2,630,137	3,000,000		3,000,000

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial statements and related disclosures have been prepared in conformity with GAAP.

Principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with “U.S. GAAP” and present the consolidated financial statements of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable at the time. Actual results could differ from those estimates, and any such differences may be material to the financial statements. Significant estimates are contained in the accompanying financial statements for the useful lives for depreciation   and amortization of long-lived assets, allowance for credit losses, and the incremental borrowing rate used in determining the right-of-use liability.

Cash and Cash Equivalent

The Company places its cash with high credit quality financial institutions. The Company’s account at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At December 31, 2024 and 2023, the Company’s balances exceeded federally insured limits by approximately $2,120,000 and $4,850,000, respectively.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful in collecting the outstanding balance due. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of December 31, 2024, and 2023 was $64,000 and $378,695, respectively.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Credit Concentration

The concentration of credit risks in accounts receivable is due to several large customers comprising the Company’s customer base throughout North America. The Company maintains policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed.

The Company has several customers as of December 31, 2024 and 2023 that make up in excess of 10% of revenue as follows:

Customer	2024	2023
1	51%	28%
2	18%	0%
3	13%	0%
4	0%	22%
5	0%	15%

The Company has several customers as of December 31, 2024 and 2023 that make up in excess of 10% of accounts receivable as follows:

Customer	2024	2023
1	0%	46%
2	0%	11%
3	48%	0%
4	25%	0%
5	14%	0%

The Company has several vendors as of December 31, 2024 and 2023 that make up in excess of 10% of accounts payable as follows:

Vendor	2024	2023
1	60%	33%
2	0%	23%
3	26%	0%

The Company has several vendors as of December 31, 2024 and 2023 that make up equal to or more than 10% of services rendered to us as follows:

Vendor	2024	2023
1	0%	22%
2	10%	10%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we determined that establishing a reserve was not necessary at this time. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company’s inventory is comprised of raw materials for a customers packaging needs as follows:

	2024	2023
Raw materials	$158,362	$114,739

Property and Equipment

Property and equipment, net is stated at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including interest expense, are classified as construction-in-progress. When the asset is ready for its intended use, the asset is reclassified to an appropriate asset classification and depreciation, or amortization commences.

The Company depreciates and amortizes the capitalized cost of these assets, using the straight-line method as follows:

Asset Classification:

Computer equipment 3-5 years

Furniture and fixtures 5-8 years

Leasehold Improvements Limited to lease term

Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation until they are removed from service.

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment in the carrying value of long-lived assets is recognized if the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. The Company did not record any impairment charges related to long-lived assets in the periods presented.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers. Revenue is recorded at the transaction price, which is the amount that reflects the consideration the Company expects to receive in exchange for providing the goods or services. The Company’s primary performance obligations in our contracts with customers are to provide services related to emergency preparedness or to deliver specialty packaging. Most of the Company’s revenues are for services, which are recognized over time as the related time and materials are incurred at contractually agreed-upon rates. Product revenues are recognized at a point in time when the products are delivered and control transfers to the customer. The Company’s payment terms vary by the type of customers and the products or services offered. The periods between invoicing and when payments are due are not significant. Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in costs of revenues.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

Sales by distribution channel:	2024	2023
Emergency preparedness	$3,798,832	$7,492,175
Specialty packaging	2,764,580	5,710,284
Total	$6,563,412	$13,202,459

Emergency preparedness

Sales by customer type:	2024	2023
Governmental	$3,938,480	$7,628,333
Non-governmental	2,624,932	5,574,126
Total	$6,563,412	$13,202,459

Emergency preparedness

Provides comprehensive services to mainly state and local governments, which includes managing their building sites, medical stockpiles of equipment, supplies and responding to state or local emergencies. We also provide Quality Control/Assurance to safeguard vaccines, medical supplies and equipment. Revenue is recognized when services are rendered, or medical supplies are shipped.

Perishable (non-pharma) Client Packaging.

Our specialty temperature-regulating packaging solutions provide a better thermal system to maintain and protect products and ensure peak customer experience. In utilizing this packaging, customers yield the benefits of lower costs and overhead while improving process, agility, velocity, accuracy, and repeatability of complex fulfillment networks. Revenue is recorded when products are delivered or services is rendered. The Company has a contract with a customer for cloud-based temperature monitoring software. The customer paid their contract in advance and therefore revenue is earned monthly over the term of the contract.

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $311,011 and $1,044,749 for the years ended December 31, 2024 and 2023, respectively.

Advertising Expense

Advertising costs primarily consist of trade shows and other promotional expenses. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024 and 2023 was $492,544 and $35,609, respectively,

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Deferred Offering Costs

Deferred offering costs consist of investment banking fees, professional fees and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to Additional Paid in Capital upon the completion of the IPO. For the years ended December 31, 2024 and 2023, the Company had deferred offering costs of $136,025 and 25,000, respectively.

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to a customer invoice billed before service was rendered and for billings of annual or multi-year service contracts. As of December 31, 2024, and 2023, the Company has deferred revenue of $94,097 and $20,188 which will be recognized over one to two years.

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Income Tax

Prior to the reorganization as described in Note 1, the Company’ historical operations were contained within a limited liability company. Accordingly, under the Internal Revenue Code, all taxable income or loss flowed through to its members until February 14, 2024. Therefore, no provision for federal income tax had been recorded in the accompanying financial statements for 2023 and through February 14, 2024. Income from the Company was reported and taxed to the members on their individual tax returns. However, the Company has provided a provision for taxes in certain states that require an entity level tax.

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Leases

The Company’s leases predominately relate to real estate, equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating   leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities, and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. For the years ended   December 31, 2024 and 2023, the Company did not have any leases that were classified as finance leases.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 with early adoption allowed. The Company is in the process of evaluating the effect of ASU 2023-09 on the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 for the year ended December 31, 2024 and it did not have a material impact on its consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
Monitoring Devices	$102,005	$102,005
Machinery, Leasehold improvements and other equipment	1,383,380	1,338,433
Total Property and Equipment	1,485,385	1,440,438
Less: Accumulated depreciation	(608,703)	(466,232)
Property and equipment, net	$876,682	$974,206

Depreciation expense for monitoring devices held at customer sites was $51,002 and $14,145 for the years ended December 31, 2024 and 2023, respectively. Depreciation expense was $143,691 and $102,801 for the years ended December 31, 2024, and 2023, respectively, and it is recorded under Selling, General and Administrative Expenses.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 5 – DEBT

The Company’s debt is comprised of the following:

	December 31,
	2024	2023
Finance Agreement - insurance premiums	$0	$98,809

During the normal course of business, the Company enters into short-term finance agreements for their insurance premiums. The agreement bears interest at 14.3% per annum for year ending December 31, 2024 and 2023, respectively. Interest expense incurred for the year ended December 31, 2024 and 2023 are $5,372 and $8,131, respectively. The Company did not finance its premiums for 2024.

NOTE 6 – OPERATING LEASES

The Company has various warehouse leases with its landlord that expire between 2025 and 2029. The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s estimated incremental borrowing rate coinciding with the lease term at the commencement of a lease. The estimated incremental borrowing rate for the Company was determined to be in the range of 3.0%-8.50%.

Lease – related assets and liabilities recorded on the Balance Sheets are as follows:

	December 31,
	2024	2023
Assets
Right of use asset – long term	$883,029	$275,208

Total right of use asset	$883,029	$275,208

Liabilities
Right of use liability – current	$279,176	$151,627
Right of use liability – long-term	628,274	132,488

Total lease liabilities	$907,450	$284,115

As of December 31, 2024, maturities of lease liabilities were as follows:

Maturities
2025	$342,065
2026	187,600
2027	185,100
2028	185,100
2029	185,094
Total	1,084,959
Less imputed interest	177,509
Total lease liabilities	$907,450

We recognized lease costs associated with all leases as follows:

	For the Year ended December 31,
	2024	2023
Operating lease expenses:
Fixed rent expense	$425,291	$316,551
Variable rent expense	625	625
Total lease expenses	$425,916	$317,176

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 7 -COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business.

During May 2024, the Company was sent a demand letter alleging that the company breached the terms of a Customer Service Agreement with one of its vendors that it did business within a prior year. The vendor alleges that the Company improperly terminated the agreement without proper notice and therefore owes it $507,573. The Company responded to the vendor’s demand letter and asserts that it only owes the vendor the sum of $85,000 which is recorded as part of   its accounts payable as of December 31, 2023. During February 2025, the parties agreed to settle the matter for $240,800. The Company as of December 31, 2024, increased its accrued expenses by $155,800 to reflect the settled amount and the $240,800 was paid on February 26, 2025.

Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 8 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America, who is a related party by virtue of common ownership of the Company.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. In 2023 the Company received rent receipts from a third-party vendor on behalf of a related party, ORR. The cash is due to ORR on demand, non-interest bearing, and classified within related party loans in the balance sheet. As of December 31, 2024, and 2023, the Company has $ 0 and $17,073, respectively in accounts payable for these amounts due.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. In 2023, the Company received rents receipts from a third-party vendor on behalf of a related party, Outlaw Run Ranch. The cash is due to ORR on demand, non-interest bearing, and classified within related party loans in the balance sheet. In addition, the Company pays $7,500 per month to ORR for rent expense. As of December 31, 2024, and 2023, the Company has $ 0 and $17,134, respectively in accounts payable for these amounts due.

Warehouse Asset Management, is a related party by virtue of common ownership. The Company’s leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As  of December 31, 2024, and 2023, the Company has $0 owed to this related party.

During the year ended December 31, 2024 and 2023, the Company made advancements of $18,669 and $21,969 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of December 31, 2024 and 2023, the amount owed from the director was $18,669 and $21,969, respectively. These amounts were repaid in full 2024 and 2025.

Related party rent expenses are as follows:

	Years ended December 31,
Related Party	2024	2023
ORR	$90,000	$90,000
Warehouse Asset Management	167,500	80,400

The Company has done an analysis under ASC 810 and has determined that the aforementioned related parties do not qualify as a Variable Interest Entity and therefore those entities were not consolidated in the preparation of the accompanying financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 9 – INCOME TAXES

The provision for state income taxes for the years ended is as follows:

	2024	2023
Current – State	$25,764	$67,000
Deferred – State	(398)	(44,000)
Total provision for income taxes	$25,366	$23,000

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

Deferred tax assets (liabilities):	2024	2023
Allowance for credit losses	$12,061	$1,008
Depreciation	(29,208)	-
Right of use assets - net	5,245	(146)
State income taxes	4,830	-
NOL - Federal	494,385	-
NOL -state	24,286	-
Accounts receivable	11,921	17,025
Inventory	418	(128)
Other current assets	176	(95)
Accounts Payable and accrued expenses	(1,465)	(829)
Deferred income	(44)	44
Cash to accrual tax return differences	(3,536)	27,121
Deferred tax asset (liability)	519,069	44,000
Valuation allowance	(518,671)	-
Deferred tax asset (liability) -net	398	44,000
Deferred tax asset (liability) -beginning	(7,000)	(51,000)
Deferred tax asset (liability) -end	$(6,602)	$(7,000)

Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the year ending December 31, 2024 and 2023, is as follows:

	For the Year Ended December 31,
	2024	2023
Book income before taxes	-21%	21%
Pass- through entity effect	-1%	-21%
Permanent tax basis differences (guaranteed payments and penalties)	0%	0%
States taxes	1%	1%
Other	0%	0%
Change in valuation allowance	22%	0%
Effective tax rate	1%	1%

As of December 31, 2024, the Company has federal net operating loss carryforwards of $2,354,213 for federal tax purposes, which will be available to offset future taxable income and can be carried forward indefinitely but is subject to the 80% limitation on future taxable income under IRC §172. As of December 31, 2024, the Company has state net operating loss carryforwards of $255,646 for state tax purposes, which will be available to offset future Illinois taxable income and will expire after a 20-year carryforward period. As of December 31, 2023, the Company did not have any federal or state net operating loss carryforwards.

The Company has provided a full valuation allowance against its deferred tax assets related to its net operating loss carryforwards due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Under the provisions of the Internal Revenue Code, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company will file tax returns in the United States and various states in which nexus is achieved. The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2021 through present. As of December 31, 2024 and 2023, the Company has not recorded a liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there are currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

Note 10 - SEGMENTS

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker (“CODM”) to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating segment. The results of its operating segment are reviewed monthly by the Company’s Chief Executive Officer and President, who has been identified as the CODM.

The CODM regularly assesses the performance of the single operating segment and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company’s statements of operations. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s statements of operations.

NOTE 11- EQUITY INCENTIVE PLAN

On October 24, 2024, the Company’s stockholders approved the 2024 Equity Incentive Plan, or the 2024 Plan. The 2024 Plan provides that grants may be in any of the following forms: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The 2024 Plan will be administered and interpreted by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine the individuals to whom grants will be made under the 2024 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2024 Plan) and deal with any other matters arising under the 2024 Plan. All the employees of the shares at $ 4 per share Company and its subsidiaries are eligible for grants under the 2024 Plan. Non-employee directors and consultants of the Company are also eligible to receive grants under the 2024 Plan. The Company has reserved 1,500,000 shares of common stock of Callan JMB Inc. for the granting of such options.

NOTE 12 – SUBSEQUENT EVENTS

During February 2025, we raised gross proceeds of approximately $5,700,000 through our initial public offering (“IPO”) of 1,280,000 shares at $4 per share and a subsequent green shoe of approximately 164,000 shares at $4 per share, with net proceeds of approximately $4,700,000 after deducting underwriting discounts and commissions of approximately $1,000,000. In addition, the Company issued warrants to the underwriters to purchase up to 72,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The warrants have a term of five years.

At the time of the initial public offering the company issued approximately 1,220,000 options to its employees and consultants at $4 per share. The exercise price of the options is $4 per share. The options will vest quarterly over a twenty four month period from the option grant date.

During May 2024, the Company was sent a demand letter alleging that the company breached the terms of a Customer Service Agreement with one of its vendors that it did business within a prior year. The vendor alleges that the Company improperly terminated the agreement without proper notice and therefore owes it $507,573. The Company responded to the vendor’s demand letter and asserts that it only owes the vendor the sum of $85,000 which is included in its accrued expenses as of December 31, 2023. During February 2025, the parties agreed to settle the matter for $240,800. The company as of December 31, 2024 increased the expenses by $155,800 to reflect the settled amount and the $ 240,800 was paid on February 26, 2025.

The Company has evaluated subsequent events that occurred after December 31, 2024, through March 28, 2025. There have been no other events or transactions during this time which would have a material effect on these consolidated financial statements.

