Form 10-Q
period 2025-03-31
CALLAN JMB INC.
filed 2025-05-15
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 7

As of May 15, 2025, the Company had 4,443,569 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CALLAN JMB INC.

FORM 10-Q

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS as of

March 31, 2025 (Unaudited) AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash	$5,219,929	$2,097,945
Accounts receivable, net of allowance for credit losses of $129,606 and $64,000, respectively	834,956	622,914
Inventory	216,046	158,362
Related party loans	-	18,669
Tax refund receivable	-	6,377
Prepaid insurance	350,845	151,354
Other current assets	180,328	127,542
Deferred offering costs	-	136,025
Total current assets	6,802,104	3,319,188
Right of use asset	799,739	883,029
Property and equipment, net	853,823	876,682
Security deposit	-	3,650
Total assets	$8,455,666	$5,082,549

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$389,941	$371,661
Accrued expenses – Note 5	390,461	506,381
Corporate taxes payable	27,106	23,000
Deferred revenue	5,045	94,097
Right of use liability – current	236,343	279,176
Total current liabilities	1,048,896	1,274,315
Right of use liability	592,587	628,274
Deferred tax liability	6,602	6,602
Total long-term liabilities	599,189	634,876
Total liabilities	1,648,085	1,909,191
Commitments and Contingencies – Note 10
Stockholders’ Equity
Preferred stock - authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock - authorized 190,000,000 shares, par value $0.001 par value; 4,443,569 issued and outstanding as of March 31, 2025 and 3,000,000 December 31, 2024	4,444	3,000
Additional Paid in Capital	10,337,375	5,464,006
Accumulated Deficit	(3,534,238)	(2,293,648)
Total Stockholders’ Equity	6,807,581	3,173,358
Total Liabilities and Stockholders’ Equity	$8,455,666	$5,082,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024 (Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenue	$1,449,377	$1,790,521
Cost of revenue	833,437	1,072,938
Gross profit	615,940	717,583

Operating expenses
Selling, general and administrative expenses	1,854,316	805,042
Operating loss	(1,238,376)	(87,459)

Other income (expenses)
Interest income	2,209	3,433
Interest expense	(63)	(3,107)
Total other income (expenses)	2,146	326

Loss before income taxes	(1,236,230)	(87,133)

Provision (benefit) for income taxes	4,360	(6,000)
Net loss	$(1,240,590)	$(81,133)
Weighted average common shares outstanding - basic and diluted	3,862,507	2,500,000
Net loss per common share - basic and diluted	$(0.32)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2025 and 2024

(Unaudited)

Callan JMB Inc.

(Formerly Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2025	-	$-	3,000,000	$3,000	$5,464,006	$(2,293,648)	$3,173,358
Net loss						(1,240,590)	(1,240,590)
Common stock issued in initial public offering, net of costs			1,280,000	1,280	3,950,588		3,951,868
Common stock issued in initial public offering (over allotment), net of costs			163,569	164	591,956		592,120
Stock based compensation					330,825		330,825
March 31, 2025	-	$-	4,443,569	$4,444	$10,337,375	$(3,534,238)	$6,807,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2024

								Total
								Stockholders’
	Preferred Stock		Common Stock		Total	Additional		Equity/
	Shares	Amount	Shares	Amount	Members’ Capital	Paid in Capital	Accumulated Deficit	Members’ Capital
January 1, 2024	-	$-		$-	$8,795,260	$-	$-	$8,795,260
Net loss							(81,133)	(81,133)
Distributions					(3,382,253)			(3,382,253)
Membership exchange for common stock			3,000,000	3,000	(5,413,007)	5,410,007		-
March 31, 2024	-	$-	3,000,000	$3,000	$-	$5,410,007	$(81,133)	$5,331,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash flows from operating activities
Net loss	$(1,240,590)	$(81,133)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,857	35,578
Provision (Recovery) for credit losses	(17,120)	-
Stock based compensation	330,825	-
Changes in operating assets and liabilities
Accounts receivable	(194,922)	(182,173)
Inventory	(57,684)	(7,908)
Tax refund receivable	6,377	-
Prepaid insurance	(199,491)
Other current assets	(52,785)	22,258
Right of use asset - net	4,770	224
Security Deposits and other assets	3,650	-
Accounts payable and accrued expenses	(97,639)	229,022
Deferred revenue	(89,052)	(3,029)
Corporate taxes payable	4,106	(6,000)
Net cash provided by (used in) operating activities	(1,561,698)	6,839
Cash flows used in investing activities
Purchase of property and equipment	(15,000)	(44,656)
Net cash used in investing activities	(15,000)	(44,656)
Cash flows from (used in) financing activities
Related party loans	18,669	(17,073)
Deferred offering costs	-	(25,000)
Partner distributions	-	(3,382,253)
Increase (decrease) in note payable	-	(35,960)
Proceeds from IPO and overallotment, net	4,680,013	-
Net cash used in financing activities	4,698,682	(3,460,286)
Increase (decrease) in cash	3,121,984	(3,498,103)
Cash beginning of period	2,097,945	5,155,620
Cash end of period	$5,219,929	$1,657,517
Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$3,107
Supplemental Schedule of Non-Cash Financing and Investing Activities:
Membership exchange for common stock	$-	$5,410,007
Fair value of Stock Warrants issued at IPO	$144,358	$-
Deferred offering costs charged to additional paid-in-capital	$136,025	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. was formed on January 24, 2024, in the State of Nevada for the purpose of reorganizing and becoming a holding company for Coldchain Technology Services, LLC. Coldchain Technology Services, LLC (“CTS”) was formed on December 27, 2006, in the state of Texas. Coldchain Technology Services, LLC is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. The financial statements of Callan JMB Inc. (which may be referred to as the “Callan” “Company”, “we,” “us,” or “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s headquarters are located in Spring Branch, Texas.

The interim statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

NOTE 2 RECLASSIFICATIONS

Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current period’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities.

NOTE 3 – REORGANIZATION

Pursuant to the Reorganization Agreement, each member of CTS exchanged 100% of their membership interest for shares of the Company’s common stock. As a result, each member of CTS became a shareholder of the Company and CTS became a direct, wholly owned subsidiary of the Company. During the reorganization, the CTS members exchanged all their interest for 5,000,000 shares of Common Stock on a pro-rata basis.

Pursuant to an Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company and all of the existing stockholders of the Company, such stockholders have exchanged all their existing shares for new shares at a ratio of 0.6 new share for 1 existing share. As a result of the exchange, the total number of shares of Company stock outstanding was reduced from 5,000,000 shares to 3,000,000 shares.

The following unaudited pro forma financial information has been prepared to reflect the effects of the reorganization of Coldchain Technology Services LLC (the “Company”) from a partnership to a C corporation on February 14, 2024. The pro-forma financial information presents the financial results of the Company as if it had been taxed as a C corporation for the three months ended March 31, 2024.

Callan JMB Inc.

(Formerly known as Coldchain Technology Services, LLC)

Balance Sheet

Unaudited
Pro-forma
with tax accrual
March 31, 2024
Assets
Total assets	$6,365,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Corporate taxes payable	61,000
Related party loans	25,000
Total current liabilities	925,039
Total long-term liabilities	106,342
Total liabilities	1,031,381

Stockholders’ Equity

Retained Earnings	5,328,874
Total Stockholders’ Equity	5,333,874
Total Liabilities and Stockholders’ Equity	$6,365,255

Assumptions for each of the pro-forma balance sheets are below:

a. The Company was a C Corporation as of January 1, 2022.

b. The pro forma balance sheets include an accrual for federal tax and state corporate taxes at a “blended rate” of 23% and was paid in the subsequent fiscal year.

c. Stockholders/loan the Company $25,000 to pay the assumed taxes, the loan will bear interest at the prime rate of interest.

d. The pro-forma adjustments do not include adjustments for deferred tax assets or liabilities due to the immateriality of the temporary differences at the date of the reorganization and are expected to reverse in the near term with minimal impact on the financial statements.

e. No other financial data is being shown as there is no impact to the conversion to a C-Corp.

Pro forma income statements showing the pro-forma income taxes, net earnings per share for the three months March 31, 2024 are produced below. This information is unaudited.

		Unaudited
	Unaudited	Pro-forma
	Actual	with tax accrual
	March 31, 2024	March 31, 2024

Revenue	$1,790,521	$1,790,521
Operating income (loss)	(87,133)	(85,459)

Provision for income taxes	(6,000)	(24,000)
Net income (loss)	$(81,133)	$(61,459)

Basic and diluted income per common share	$(0.03)	$(0.01)
Weighted-average number of common
shares outstanding	2,500,000	5,000,000

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalent

The Company places its cash with high credit quality financial institutions. The Company’s account at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At March 31, 2025 and December 31, 2024, the Company’s balances exceeded federally insured limits by approximately $4,836,000 and $2,120,000, respectively.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful in collecting the outstanding balance due. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of March 31, 2025 and December 31, 2024, was $129,606 and $64,000, respectively.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has several customers as of March 31, 2025 and 2024 that make up in excess of 10% of revenue as follows:

Customer	2025	2024
1	56%	46%
2	14%	10%
3	0%	21%

The Company has several customers as of March 31, 2025 and December 31, 2024 that make up in excess of 10% of accounts receivable as follows:

Customer	2025	2024
1	26%	48%
2	11%	25%
3	35%	14%
4	13%	0%

The Company has several vendors as of March 31, 2025 and December 31, 2024 that make up in excess of 10% of accounts payable as follows:

Vendor	2025	2024
1	0%	26%
2	33%	60%
3	15%	0%

The Company has several vendors as of March 31, 2025 and 2024 that make up equal to or more than 10% of services rendered to us as follows:

Vendor	2025	2024
1	0%	19%
2	11%	0%
3	10%	0%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	March 31, 2025	December 31, 2024
Raw materials	$216,046	$158,362

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

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

Sales by distribution channel:	March 31, 2025	March 31, 2024
Emergency preparedness	$941,721	$1,003,181
Specialty packaging	507,656	787,340
Total	$1,449,377	$1,790,521

Emergency preparedness

Sales by customer type:	March 31, 2025	March 31, 2024
Governmental	$1,078,501	$1,089,986
Non-governmental	370,876	700,535
Total	$1,449,377	$1,790,521

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

Perishable (non-pharma) Client Packaging.

Our specialty temperature-regulating packaging solutions provide a better thermal system to maintain and protect products and ensure peak customer experience. In utilizing this packaging, customers yield the benefits of lower costs and overhead while improving process, agility, velocity, accuracy, and repeatability of complex fulfillment networks. Revenue is recorded when products are delivered or services are rendered. The Company has a contract with a customer for cloud-based temperature monitoring software. The customer paid their contract in advance and therefore revenue is earned monthly over the term of the contract.

Stock Warrants

During the first quarter ended March 31, 2025, the Company granted 72,179 stock warrants to various individuals of the underwriting firm that assisted the Company’s with its initial public offering on February 4, 2025. The stock warrants were issued in lieu of cash for a portion of their services. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. As of March 31, 2025, the Company’s consolidated balance sheet included equity classified warrants, reported as additional paid in capital.

Share-Based Compensation

The Company provides share-based compensation to its employees and Board of Directors. The Company is required to exercise judgment and make estimates when determining the (i) fair value of each award granted and (ii) projected number of awards expected to vest. The Company calculates the fair value of all share-based awards at the date of grant using the Black-Scholes option-pricing model for stock options and Monte Carlo simulation model for market-based awards. The Company uses the straight-line method to amortize this fair value as compensation cost over the requisite service period. Any forfeitures are recognized as they occur.

Net Loss per Common Share

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive:

	Three Months ended March 31,
	2025	2024
Stock Options	1,275,000	-
Stock Warrants	72,179	-
	1,347,179	-

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Advertising Expense

Advertising costs primarily consist of trade shows, other promotional expenses and the cost to retain our marketing firm. Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2025 and 2024 was $140,949 and $2,917, respectively.

Deferred Offering Costs

Deferred offering costs consist of investment banking fees, professional fees and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to Additional Paid in Capital upon the completion of the IPO. As of March 31, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $136,025, respectively.

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to a customer invoice billed before service was rendered and for billings of annual or multi-year service contracts. As of March 31, 2025 and December 31, 2024, the Company has deferred revenue of $5,045 and $94,097 which will be recognized over the next year.

Income Tax

Prior to the reorganization as described in Note 1, the Company’ historical operations were contained within a limited liability company. Accordingly, under the Internal Revenue Code, all taxable income or loss flowed through to its members until February 14, 2024. Therefore, no provision for federal income tax had been recorded in the accompanying financial statements for January 2024 and through February 14, 2024. Income from the Company was reported and taxed to the members on their individual tax returns. However, the Company has provided a provision for taxes in certain states that require an entity level tax.

Leases

The Company’s leases predominately relate to real estate equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities, and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. As of March 31, 2025 and December 31, 2024, the Company did not have any leases that were classified as finance leases.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)

Payroll and related costs	$205,792	$169,580
Credit card	58,836	86,708
Employment fee	100,000	-
Settlement of lawsuit	-	240,800
Director fees	11,457	-
Other	14,376	9,293
	$390,461	$506,381

NOTE 6 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America, who is a related party by virtue of common ownership of the Company.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. As of March 31, 2025, and December 31, 2024, the Company has $0 owed to this related party.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $7,500 per month to ORR for rent expense. As of March 31, 2025, and December 31, 2024, the Company has $0 owed to this related party.

Warehouse Asset Management is a related party by virtue of common ownership. The Company’s leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of March 31, 2025, 2024, and December 31, 2024, the Company has $0 owed to this related party.

During the three months ended and March 31, 2025 and the year ended December 31, 2024 the Company made advancements of $0 and $18,669 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of March 31, 2025 and December 31, 2024 the amounts owed from the director was $0 and $18,669, respectively. The amount owed as of December 31, 2024 was repaid in full in 2025.

During the three months ended March 31, 2025 the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period (See Note 8 for valuation details).

Related party rent expenses are as follows:

	Three Months ended March 31,
Related Party	2025	2024
ORR	$22,500	$22,500
Warehouse Asset Management	46,275	20,100
Total	$68,775	$42,600

The Company has done an analysis under ASC 810 and has determined that the aforementioned related parties do not qualify as a Variable Interest Entity and therefore those entities were not consolidated in the preparation of the accompanying financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SEGMENTS

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

NOTE 8 - EQUITY

During February 2025, we completed our initial public offering (“IPO”) of 1,280,000 shares of common stock at a price of $4.00 per share, generating gross proceeds of $5,120,000. Additionally, the underwriters partially exercised their over-allotment option (the “green shoe”), purchasing approximately 164,000 shares at $4.00, resulting in additional gross proceeds of approximately $656,000. In total, the offering generated gross proceeds of approximately $5,776,000. After deducting underwriting discounts and commissions of approximately $1,000,000, we received net proceeds of approximately $4,700,000. In connection with the offering, we issued to the underwriters warrants to purchase up to 72,179 shares of our common stock at an exercise price of $4.80 per share. These warrants have a term of five years from the effective date of the registration statement. We also incurred $188,832 for deferred offering costs.

NOTE 9- SHARE BASED COMPENSATION

Overview

The Company grants share-based compensation awards to the Company’s employees as provided by the 2024 Equity Incentive Plan (“2024 Plan”), which was approved by the Company’s stockholders on October 24, 2024. The 2024 Plan provides that grants may be in any of the following forms: incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The 2024 Plan will be administered and interpreted by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine the individuals to whom grants will be made under the 2024 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2024 Plan) and deal with any other matters arising under the 2024 Plan. All the employees of the Company and its subsidiaries are eligible for grants under the 2024 Plan. Non-employee directors and consultants of the Company are also eligible to receive grants under the 2024 Plan.

The Company has reserved 1,500,000 shares of common stock for the granting of such awards. As of March 31, 2025, 225,000 shares remain available for future grants. As of March 31, 2025, the Company has exceeded the permissible number of shares to be issued under the 2024 Plan by 250,000 share awards. The Company plans to file an amended Form S-8 to register shares to account for the overallotment. During the three months ended March 31, 2025, the Company recognized share-based compensation expense of $330,825, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of nonstatutory stock option activity during the three months ended March 31, 2025 is included below.

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	-	-
Granted	1,275,000	$4.00
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2025	1,275,000	$4.00	9.86	$624,750

Outstanding and exercisable	109,375	$4.00	9.86	$53,594

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

2025
Expected life (in years)	5.0
Expected stock price volatility	56.83%
Risk-free interest rate	4.16%
Dividend rate	0.00%

The risk-free interest rate was based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility was derived using the Company’s peer volatility calculated from its peer companies’ volatilities over the time period commensurate with the expected life of the stock options. The expected life for the stock options granted was calculated using the midpoint assumption equal to the time from the grate date to the midpoint of the weighted average vesting date and the expiration date. The Company does not currently pay dividends on its common stock nor does it expect to in the foreseeable future.

The weighted average grant date fair value of options granted was $2.27 per share. As of March 31, 2025, there was $2,645,969 of unrecognized expense for unvested stock options that is expected to be recognized over a weighted average period of 1.85 years. During the three months ended March 31, 2025, the Company recognized share-based compensation expense of $253,762, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Performance-Based Awards

During the first quarter ended March 31, 2025, the Company granted 225,000 performance-based stock awards to its Chief Executive Officer. The grant date fair value was $4.00 per share. The vesting is subject to the Company meeting certain business and financial goals by October 15, 2026. As of March 31, 2025, none of the performance-based awards were probable of vesting and thus no expense was recognized during the first quarter.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market-Based Awards

During the first quarter ended Mach 31, 2025, the Company granted 250,000 market-based stock awards to its Chief Executive Officer. The weighted average grant date fair value was $0.04 per share, which was calculated using a Monte Carlo simulation model. The vesting is subject to the Company meeting certain market-based targets by October 15, 2026. The Company recognized $831 of expense during the first quarter ended March 31, 2025.

	Performance-Based		Market-Based
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2024	-	-	-	-
Granted	225,000	$4.00	250,000	$.04
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	225,000	$4.00	250,000	$.04

Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 75,000 restricted stock units (“RSUs”) to its Board of Directors. The RSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of grant. One-fourth of the RSUs vests each calendar quarter of 2025. During the three months ended March 31, 2025, the Company recognized share-based compensation expense of $77,063, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Stock Warrants

The grant date fair value of the Company’s stock warrants was $2.00, which was calculated using the Black-Scholes Merton option-pricing model with the following assumptions:

2025
Expected life (in years)	5.0
Expected stock price volatility	56.83%
Risk-free interest rate	4.16%
Dividend rate	0.00%

During the first quarter ended Mach 31, 2025, the Company fully recognized the fair value expense of $144,358, which is included with other costs related to the Company’s issuance of common stock and presented as an offset to Additional Paid in Capital in the Condensed Consolidated Balance Sheet.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business.

During May 2024, the Company was sent a demand letter alleging that the company breached the terms of a Customer Service Agreement with one of its vendors that it did business within a prior year. The vendor alleges that the Company improperly terminated the agreement without proper notice and therefore owes it $507,573. The Company responded to the vendor’s demand letter and asserts that it only owes the vendor the sum of $85,000 which was recorded as part of its accounts payable as of December 31, 2023. During February 2025, the parties agreed to settle the matter for $240,800. Accordingly, the Company increased its accrued expenses by $155,800 to reflect the settled amount as of December 31, 2024, and the Company paid the settlement on February 26, 2025.

Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2025, the Company entered into a new five-year lease with ORR (a related party) for warehouse space at a monthly rent of $9,800.

On April 1, 2025 the Company entered into a lease agreement, pursuant to which the Company agreed to lease an approximately a 5,000 square foot facility (the “Premises”) located in Spring Branch, Texas, to be used for its corporate office. The effective date of the lease is April 1, 2025 (the “Lease Commencement Date”). The term of the Lease Agreement (the “Term”) is for a period of one hundred twenty (120) months, The base rent for the Premises, payable monthly, is $11,883, and is subject to a three percent (3.0%) annual increase on the anniversary of the Lease Commencement Date each year. The Company also will be responsible for eight and eight-tenths percent (8.8%) of any operating expenses, including taxes, common are maintenance, janitorial and tenant’s utility cost. The operating expenses are subject to recalculation and increase each year.

The Company has evaluated subsequent events that occurred after March 31, 2025, through May 15, 2025. There have been no other events or transactions during this time which would have a material effect on these consolidated financial statements.

PART II

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Callan JMB Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements

Overview

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

Results of Operations

Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

The following table provides certain selected financial information for the periods presented:

	2025	2024	Change	Change %
Revenue	$1,449,377	$1,790,521	$(341,144)	-19%
Cost of Revenue	833,437	1,072,938	(239,501)	-22%
Gross Profit	615,940	717,583	(101,643)	-14%
Operating Expenses:
Selling, General and administrative expenses	1,854,316	805,042	1,049,274	130%
Total operating expenses	1,854,316	805,042	1,049,274	130%
Income (loss) from operations	(1,238,376)	(87,459)	(1,150,917)	1316%
Other income (expense)	2,146	326	1,820	558%
Income (loss) before income taxes	(1,236,230)	(87,133)	(1,149,097)	1319%
Provision for income taxes	4,360	(6,000)	10,360	-173%
Net income (loss)	$(1,240,590)	$(81,133)	$(1,159,457)	1429%

Revenue

Revenue for the three months ended March 31, 2025, was $1,449,377 as compared to $1,790,521 for the three months ended March 31, 2024, a decrease of $341,144. This decrease was due to the diminution in demand for our emergency preparedness services by certain states and local governments.

Cost of revenue

Cost of revenue for the three months ended March 31, 2025, was $833,437 as compared to $1,072,938 for the three months ended March 31, 2024, a decrease of $239,501. This decrease is primarily attributed to a decrease in revenue.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the three months ended March 31, 2025, were $1,854,316, compared to $805,042 for the three months ended March 31, 2024, an increase of $1,049,274. The Company’s personnel costs increased by $100,795 for the three months ended March 31, 2025, compared to the same period in 2024 as a result of our change from a LLC to a corporation. That change required us to put our CEO on payroll for the first time and hire additional staff in anticipation of our IPO. The Company’s consulting and professional fees increased by $212,677 for the three months ended March 31, 2025, compared to the same period in 2024 as a result of hiring professionals to support our capital raising process for our initial public offering. The Company’s information technology support increased by $5,579 for the three months ended March 31, 2025, compared to the same period in 2024 as the result of the purchase of additional equipment and hosting software. The Company’s marketing and advertising increased by $189,707 for the three months ended March 31, 2025, compared to the same period in 2024 as a result of hiring a marketing firm that specializes in pharma-based businesses, and the hiring an investor relations firm for our IPO. Company’s other expenses decreased by $538,516 for the three months ended March 31, 2025, compared to the same period in 2024, increase in stock based compensation of $330,825, increase in employment agency fees of $100,000, increase in meals and travel of $28,283, increase in state and local taxes of $8,742, increase in director fees of $11,457, increase in other expenses of $74,048, and an increase in depreciation and amortization of $2,281, offset by decrease in reserves for credit losses of $17,120.

Other income (expense)

Other income (expense) for the three months ended March 31, 2025, was $2,146 and $326 for the three months ended March 31, 2024, respectively, an increase in other income of $1,820. This increased income was the result of an increase in interest income of $1,225, offset by decreases in interest expense of $3,045.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements primarily through cash on hand, and cash flows from operations. As of March 31, 2025, we had $5,219,929 cash and cash equivalents.

	For Three Months Ended
	March 31,
	2025	2024	Change
Cash provided by (used in) operating activities	$(1,561,698)	$6,839	$(1,568,537)
Cash provided by (used in) investing activities	$(15,000)	$(44,656)	$29,656
Cash provided by (used in) financing activities	$4,698,682	$(3,460,286)	$8,158,968
Increase (decrease) in cash	$3,121,984	$(3,498,103)	$6,620,087

Cash provided by (used in) operating activities

For the three months ended March 31, 2025, cash used in operating activities was $1,561,698 compared to cash provided by operating activities of $6,839 during the three months ended March 31, 2024, a decrease of $1,568,538. This decrease was primarily due to a decrease in net income of $1,159,457, decrease in provision for credit losses of $17,120, a decrease in accounts receivable of $12,749, a decrease in inventory of $49,776, a decrease in prepaid insurance/other current assets of $274,534, a decrease in accounts payable and accrued expenses of $326,661, a decrease in deferred revenue of $86,023, and offset by an increase in stock based compensation of $330,825, an increase in tax refund receivable of $6,377, an increase in right of use asset of $4,546, an increase in security deposits and other assets of $3,650, an increase in depreciation and amortization of $2,279, and an increase in corporate taxes payable of $10,106.

Cash provided by (used in) investing activities

For the three months ended March 31, 2025, cash used in investing activities was $15,000 compared to $44,656 for the three months ended March 31, 2024, a decrease of $29,656. The decrease is a result of less purchases of fixed assets during the three months ended March 31, 2025.

Cash provided by (used in) financing activities

During the three months ended March 31, 2025, cash provided by (used in) financing activities was $4.698,682 compared to ($3,420,286) during the three months ended March 31, 2024, an increase of $8,158,968. Our financing activities for the three months ended March 31, 2025 compared to March 31, 2024 included an increase in related party loans of $35,742, an increase in deferred offering costs of $25,000, an increase in partners distributions of $3,382,253 and an increase in notes payable of $35,960 and an increase in proceeds from IPO and overallotment, net of $4,680,013.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 for the year ending December 31, 2024 and it did not have a material impact on its consolidated financial statements. See Note 5 Segments for new disclosures related to significant expenses, the CODM and other segment items.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

●	We do not have written documentation for some of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation for some of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted does not represent a material weakness.
●	We do not have complete segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and procedures and has concluded that the control deficiency that resulted does not represent a material weakness.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of any control system is subject to resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K for the year ended December 31, 2024, any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K for the year ended December 31, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended March 31, 2025 no unregistered sales of equity securities occurred.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ Wayne Williams	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board	May 15, 2025
Wayne Williams

/s/ Shannon Badger.	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2025
Shannon Badger.

