Form 10-Q
period 2025-06-30
CALLAN JMB INC.
filed 2025-08-14
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2025, the Company had 4,481,069 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CALLAN JMB INC.

FORM 10-Q

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$4,224,151	$2,097,945
Accounts receivable, net of allowance for credit losses of $139,060 and $64,000, respectively	614,211	622,914
Inventory	197,506	158,362
Related party loans	-	18,669
Tax refund receivable	-	6,377
Prepaid insurance	75,478	151,354
Other current assets	478,902	127,542
Deferred offering costs	-	136,025
Total current assets	5,590,248	3,319,188
Right of use assets – operating lease	2,127,646	883,029
Property and equipment, net of accumulated depreciation of $685,103 and $608,703, respectively	1,247,787	876,682
Security deposit	-	3,650
Total assets	$8,965,681	$5,082,549

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$430,859	$371,661
Accrued expenses	518,776	506,381
Corporate taxes payable	30,508	23,000
Deferred revenue	2,018	94,097
Operating lease liabilities – current	329,278	279,176
Total current liabilities	1,311,439	1,274,315
Operating lease liabilities – non-current	1,828,955	628,274
Deferred tax liabilities	-	6,602
Total long-term liabilities	1,828,955	634,876
Total liabilities	3,140,394	1,909,191
Commitments and Contingencies – Note 10
Stockholders’ Equity
Preferred stock - authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of June 30, 2025 and December 31, 2024	$-	$-
Common stock - authorized 190,000,000 shares, par value $0.001 par value; 4,481,069 issued and outstanding as of June 30, 2025 and 3,000,000 December 31, 2024	4,482	3,000
Additional Paid in Capital	10,756,439	5,464,006
Accumulated Deficit	(4,935,634)	(2,293,648)
Total Stockholders’ Equity	5,825,287	3,173,358
Total Liabilities and Stockholders’ Equity	$8,965,681	$5,082,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$1,666,309	$1,985,768	$3,115,687	$3,776,289
Cost of revenue	1,022,439	1,023,552	1,858,724	2,096,490
Gross profit	643,870	962,216	1,256,963	1,679,799
Selling, general and administrative expenses	2,046,537	1,095,639	3,901,878	1,900,681
Loss from operations	(1,402,667)	(133,423)	(2,644,915)	(220,882)
Other income (expenses)
Interest income	2,042	2,753	4,251	6,187
Interest expense	-	(1,806)	(63)	(4,914)
Total other income (expenses)	2,042	947	4,188	1,273
Loss before income taxes	(1,400,625)	(132,476)	(2,640,727)	(219,609)
Provision (benefit) for income taxes	(3,102)	(20,000)	1,259	(26,000)
Net loss	$(1,397,523)	$(112,476)	$(2,641,986)	$(193,609)
Weighted average common shares outstanding - basic and diluted (See Notes 3 and 4)	4,456,962	3,000,000	4,167,828	2,483,333
Net loss per common share - basic and diluted (See Notes 3 and 4)	$(0.31)	$(0.04)	$(0.63)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2025	-	-	3,000,000	$3,000	$5,464,006	$(2,293,648)	$3,173,358
Net loss	-	-	-	-	-	(1,240,590)	(1,240,590)
Common stock issued in initial public offering, net of costs	-	-	1,280,000	1,280	3,950,588	-	3,951,868
Common stock issued in initial public offering (over allotment), net of costs	-	-	163,569	164	591,956	-	592,120
Stock based compensation	-	-	-	-	330,825	-	330,825
March 31, 2025	-	-	4,443,569	4,444	10,337,375	(3,534,238)	6,807,581
Immaterial revisions (See Note 2)	-	-	-	-	-	(3,873)	(3,873)
Net loss	-	-	-	-	-	(1,397,523)	(1,397,523)
Stock based compensation	-	-	-	-	419,102	-	419,102
Restricted stock unit awards vesting	-	-	37,500	38	(38)	-	-
June 30, 2025	-	-	4,481,069	$4,482	$10,756,439	$(4,935,634)	$5,825,287

	Preferred Stock		Common Stock		Total Members	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity
January 1, 2024	-	$-	-	$-	$8,795,260	$-	$-	$8,795,260
Net loss	-	-	-	-	-	-	(81,133)	(81,133)
Distributions	-	-	-	-	(3,382,253)	-	-	(3,382,253)
Membership exchange for common stock (See Note 3)	-	-	3,000,000	3,000	(5,413,007)	5,410,007	-	-
March 31, 2024	-	$-	3,000,000	$3,000	-	$5,410,007	$(81,133)	$5,331,874
Net loss	-	-	-	-	-	-	(112,476)	(112,476)
June 30, 2024	-	$-	3,000,000	$3,000	-	$5,410,007	$(193,609)	$5,219,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(2,641,986)	$(193,609)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	76,401	72,428
Provision (recoveries) for credit losses	(7,666)	-
Stock based compensation	749,927	-
Changes in operating assets and liabilities:
Accounts receivable	16,369	63,329
Inventory	(39,144)	(4,412)
Tax refund receivable	6,377	-
Other current assets	(271,834)	85,540
Operating lease liabilities	6,166	1,952
Accounts payable and accrued expenses	71,593	282,352
Deferred revenue	(92,079)	(6,056)
Deferred tax liabilities	(6,602)	-
Corporate taxes payable	7,508	(26,000)
Net cash provided by (used in) operating activities	$(2,124,970)	$275,524

Cash flows used in investing activity:
Purchase of property and equipment	(447,506)	(45,874)
Net cash used in investing activity	$(447,506)	$(45,874)

Cash flows from (used in) financing activities:
Related party loans	18,669	(17,073)
Deferred offering costs	-	(65,000)
Partner distributions	-	(3,382,254)
Decrease in note payable	-	(73,222)
Proceeds from IPO and overallotment, net	4,680,013	-
Net cash provided by (used in) financing activities	$4,698,682	$(3,537,549)
Increase (decrease) in cash and cash equivalents	2,126,206	(3,307,899)
Cash and cash equivalents at beginning of period	2,097,945	5,155,620
Cash and cash equivalents at end of period	$4,224,151	$1,847,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$5,219
Supplemental Schedule of Non-Cash Financing and Investing Activities:
Right of use assets acquired and operating lease liabilities	$708,321	$900,133
Right-of-use assets and operating lease liabilities due to lease modifications	$704,927	-
Membership exchange for common stock	-	$5,413,007
Fair value of Stock Warrants issued at IPO	$144,358	-
Deferred offering costs charged to additional paid-in-capital	$136,025	-
Restricted stock unit awards vesting	$38	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. (which may be referred to as “Callan,” “Callan JMB,” , “CJMB”, “Company,” “we,” “us,” or “our”) was formed on January 24, 2024, in the state of Nevada for the purposes of reorganizing and becoming a holding company for Coldchain Technology Services, LLC and Callan JMB Services (India) Private Limited. CTS was formed on December 27, 2006, in the state of Texas and is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. Callan JMB Services (India) Private Limited is domiciled in Pune, Maharashtra, India and is 99.9% owned by Callan JMB and have no operations or activities as of June 30, 2025. The Company’s headquarters are located in Spring Branch, Texas.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

NOTE 2 – RECLASSIFICATIONS AND REVISIONS TO MARCH 31, 2025 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current period’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities.

Revisions to March 31, 2025 Condensed Consolidated Financial Statements

During the preparation of the financial statements for the three months and six months period ended June 30, 2025, the Company identified revisions in the previously issued financial statements for the three months ended March 31, 2025. These revisions related to lease modifications during the three months ended March 31, 2025 as well as separate revisions related to the timing of expense recognition for invoices received and certain prepaid assets. These items were identified as part of management’s review of the financial results for the three and six months ended June 30, 2025. The amounts of the revisions to the March 31, 2025 consolidated financial statements were not deemed to be material by management.

The revisions to the three months ended March 31, 2025 consolidated financial statements are as follows:

Financial Statement Line Item	As Previously Reported	Revisions	As Revised
Right of use asset	$799,739	$324,352	$1,124,091
Other current assets	$180,328	$104,106	$284,434
Total Assets	$8,455,666	$428,458	$8,884,124

Operating lease liabilities – current	$236,343	$44,453	$280,796
Operating lease liabilities - non-current	$592,587	$280,924	$873,511
Accrued expenses	$390,461	$106,954	$497,415
Total Liabilities	$1,648,085	$432,331	$2,080,416

Retained earnings	$(3,534,238)	$(3,873)	$(3,538,111)
Total Equity	$6,807,581	$(3,873)	$6,803,708

NOTE 3 – REORGANIZATION

Pursuant to the Reorganization Agreement dated February 2, 2024, and for the six months ended June 30, 2024, each member of CTS exchanged 100% of their membership interest for 5,000,000 shares of the Company’s common stock. As a result, each member of CTS became a shareholder of the Company and CTS became a direct, wholly owned subsidiary of the Company.

Pursuant to an Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company and all of the existing stockholders of the Company, such stockholders have exchanged all their existing shares for new shares at a ratio of 0.6 new share for 1 existing share (“reverse stock split”). As a result of the exchange, the total number of shares of Company stock outstanding was reduced from 5,000,000 shares to 3,000,000 shares. As a result of this reverse stock split, we have retroactively presented the outstanding number of shares and related earnings per-share calculations for the three months and six months ended June 30, 2024 comparative period consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – REORGANIZATION (CONTINUED)

The following unaudited pro forma financial information has been prepared to reflect the effects of the reorganization of CTS from a partnership to a C corporation on February 14, 2024. The pro-forma financial information presents the financial results of the Company as if it had been taxed as a C corporation for the six months ended June 30, 2024.

Callan JMB

(formerly known as Coldchain Technology Services, LLC)

Balance Sheets

	Unaudited Historical	Unaudited Pro-forma with tax accrual
	June 30, 2024	June 30, 2024
Assets
Total assets	$7,066,021	$7,066,021

Liabilities and Stockholders’ Equity
Liabilities:
Corporate taxes payable	41,000	41,000
Related party loans	17,134	2,059,134
Total liabilities	1,846,623	3,888,623

Stockholders’ Equity
Common stock	3,000	3,000
Additional paid in capital	5,410,007	5,410,007
Retained earnings (deficit)	(193,609)	(2,235,609)
Total Stockholders’ Equity	5,219,398	3,177,398
Total Liabilities and Stockholders’ Equity	$7,066,021	$7,066,021

Assumptions for each of the pro-forma balance sheets are below:

a. The Company was a C Corporation as of January 1, 2022.

b. The pro forma balance sheets include an accrual for federal tax and state corporate taxes at a “blended rate” of 23% and was paid in the subsequent fiscal year.

c. Stockholders/loan the Company $2,042,000 to pay the assumed taxes, the loan will bear interest at the prime rate of interest.

d. The pro-forma adjustments do not include adjustments for deferred tax assets or liabilities due to the immateriality of the temporary differences at the date of the reorganization and are expected to reverse in the near term with minimal impact on the financial statements.

e. No other financial data is being shown as there is no impact to the conversion to a C-Corp.

Pro forma income statements showing the pro-forma income taxes, net earnings per share for the six months June 30, 2024 are produced below. This information is unaudited.

	Unaudited Actual	Unaudited Pro-forma with tax accrual
	June 30, 2024	June 30, 2024

Revenue	$3,776,289	$3,776,289
Operating loss	(220,882)	(220,882)

Provision for income taxes	(26,000)	(26,000)
Net loss	$(193,609)	$(193,609)

Basic and diluted loss per common share	$(0.08)	$(0.08)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with “U.S. GAAP” and present the consolidated financial statements of the Company and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable at the time. Actual results could differ from those estimates and any such differences may be material to the financial statements. Significant estimates are contained in the accompanying financial statements for the useful lives for depreciation and amortization of long-lived assets, allowance for credit losses, stock based compensation and the incremental borrowing rate used in determining the right-of-use assets and operating lease liabilities.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company deposits its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secured, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At June 30, 2025 and December 31, 2024, the Company’s balances exceeded federally insured limits by approximately $3,938,865 and $2,120,000, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of June 30, 2025, and December 31, 2024, was $139,060 and $64,000, respectively. Net changes to the allowance primarily relates to provision (recoveries) for credit losses of ($7,666) and $82,000 related to reinstated invoices previously charged off for the six months ended June 30, 2025.

Credit Concentration

The concentration of credit risks in accounts receivable is due to certain large customers comprising the Company’s customer base throughout North America. The Company maintains policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed.

The Company has several customers for the three and six months ended June 30, 2025 and 2024 that make up in excess of 10% of revenue as follows:

	Three Months Ended		Six Months Ended
Customer	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
1	60%	49%	58%	47%
2	16%	11%	15%	10%
3	0%	29%	3%	25%

The Company has several customers as of June 30, 2025 and December 31, 2024 that make up in excess of 10% of accounts receivable as follows:

Customer	2025	2024
1	37%	48%
2	23%	25%
3	16%	0%
4	0%	14%

The Company has several vendors as of June 30, 2025 and December 31, 2024 that make up in excess of 10% of accounts payable as follows:

Vendor	2025	2024
1	51%	0%
2	0%	60%
3	0%	26%
4	12%	0%

The Company has one vendor for the three and six months ended June 30, 2025 and 2024 that make up equal to or more than 10% of services rendered to us as follows:

	Three Months Ended		Six Months Ended
Vendor	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
1	12%	11%	9%	11%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we determined that establishing a reserve was not necessary at this time. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company’s inventory is comprised of raw materials for customer packaging needs as follows:

	June 30, 2025	December 31, 2024
Raw materials	$197,506	$158,362

Property and Equipment

Property and equipment, net, is stated at cost less accumulated depreciation. Expenditures for major renewals and improvements that extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including interest expense, are classified as construction-in-progress. When the asset is ready for its intended use, the asset is reclassified to an appropriate asset classification and depreciation, or amortization commences.

The Company depreciates and amortizes the capitalized cost of these assets, using the straight-line method, as follows:

Asset Classification:

Computer equipment 3-5 years

Furniture and fixtures 5-8 years

Leasehold Improvements limited to lease term

The Company recognized depreciation expense of $76,401 and $72,428 for the six months ended June 30, 2025 and 2024, respectively, as well as $38,542 and $35,524 for the three months ended June 30, 2025 and 2024 in its consolidated statements of operations, respectively. Fully depreciated assets are retained in property and equipment and accumulated depreciation until they are removed from service.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers. Revenue is recorded at the transaction price, which is the amount that reflects the consideration the Company expects to receive in exchange for providing the goods or services. The Company’s primary performance obligations in our contracts with customers are to provide services related to emergency preparedness or to deliver specialty packaging. Most of the Company’s revenues are for services, which are recognized over time as the related time and materials are incurred at contractually agreed-upon rates. Product revenues are recognized at a point in time when the products are delivered and control transfers to the customer. The Company’s payment terms vary by the type of customer and the products or services offered. The periods between invoicing and when payments are due are not significant. Amounts billed to customers related to shipping and handling are classified as revenue and the Company’s shipping and handling costs are included in costs of revenues.

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by distribution channel:	2025	2024	2025	2024
Emergency preparedness	$1,130,988	$1,050,360	$2,072,710	$2,053,541
Specialty packaging	535,321	935,408	1,042,977	1,722,748
Total	$1,666,309	$1,985,768	$3,115,687	$3,776,289

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by customer type:	2025	2024	2025	2024
Governmental	$1,257,216	$1,074,650	$2,335,252	$2,164,636
Non-governmental	409,093	911,118	780,435	1,611,653
Total	$1,666,309	$1,985,768	$3,115,687	$3,776,289

Emergency preparedness

We provide comprehensive services primarily to state and local governments. These services include managing their building sites, medical stockpiles of equipment, supplies and responding to state or local emergencies. We also provide Quality Control/Assurance to safeguard vaccines, medical supplies, and equipment. Revenue is recognized when services are rendered or medical supplies are shipped.

Specialty Packaging.

Our specialty temperature-regulating packaging solutions provide a better thermal system to maintain and protect products and ensure peak customer experience. In utilizing this packaging, customers yield the benefits of lower costs and overhead while improving process, agility, velocity, accuracy, and repeatability of complex fulfillment networks. Revenue is recorded when products are delivered, or services are rendered. Additionally, it also includes amounts billed to customers related to shipping and handling are classified as revenue and the Company’s shipping and handling costs are included in costs of revenues.as well as the Company’s contract with a customer for cloud-based temperature monitoring software. The customer paid their contract in advance and therefore revenue is earned monthly over the term of the contract.

Stock Warrants

During the six months ended June 30, 2025, the Company granted 72,179 stock warrants to various individuals of the underwriting firm that assisted the Company with its initial public offering on February 4, 2025. The stock warrants were issued in lieu of cash for a portion of their services. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. As of June 30, 2025, the Company’s consolidated balance sheet included equity classified warrants, reported as part of the additional paid in capital.

Stock-Based Compensation

The Company provides stock-based compensation to its employees and Board of Directors. The Company is required to exercise judgment and make estimates when determining the (i) fair value of each award granted and (ii) projected number of awards expected to vest. The Company calculates the fair value of all stock-based awards at the date of grant using the Black-Scholes option-pricing model for stock options and Monte Carlo simulation model for market-based awards. The Company uses the straight-line method to amortize this fair value as compensation cost over the requisite service period. Any forfeitures are recognized as they occur.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Common Share

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive for the three months and six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Stock Options	1,187,500	-
Restricted Stock Awards	512,500	-
Stock Warrants	72,179	-
Total	1,772,179	-

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Advertising Expense

Advertising costs primarily consist of trade shows, other promotional expenses and the cost to retain our marketing firm. Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2025 and 2024 was $148,600 and $0, respectively. Advertising expense for the six months ended June 30, 2025 and 2024 was $289,549 and $2,916, respectively.

Deferred Offering Costs

Deferred offering costs consist of investment banking fees, professional fees and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to Additional Paid in Capital upon the completion of the IPO. As of June 30, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $136,025, respectively.

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to customer invoices billed before services are rendered and for billings of annual or multi-year service contracts. As of June 30, 2025 and December 31, 2024, the Company has deferred revenue of $2,018 and $94,097 which will be recognized over the next year.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Leases

The Company’s leases predominantly relate to real estate and equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases and storage areas entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. Short term lease expenses relating to these agreements amounted to $119,990 and $0 for the three months ended June 30, 2025 and 2024, respectively and $237,224 and $0 for the six months ended June 30, 2025 and 2024, respectively. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. As of June 30, 2025, and December 31, 2024, the Company did not have any leases that were classified as finance leases.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- ACCRUED EXPENSES

Accrued expenses consist of the following:

	(Unaudited)
	June 30, 2025	December 31, 2024
Payroll and related costs	$229,833	$169,580
Credit card	84,330	86,708
Professional Fees	30,978	-
Settlement of lawsuit	-	240,800
Consulting fees	75,000	-
Storage	40,494	-
Other	58,141	9,293
	$518,776	$506,381

NOTE 6 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America, who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three months and six months ended June 30, 2025 and 2024. As of June 30, 2025, and December 31, 2024, the Company has $0 owed to this related party.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, and December 31, 2024, the Company has $0 owed to this related party.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $9,800 per month to ORR for rent expense. As of June 30, 2025, and December 31, 2024, the Company has $0 owed to this related party. As of June 30, 2025 and December 31, 2024, operating lease liability relating to such lease agreement with this related party amounted to $327,405 and $88,435, respectively. See Note 10 for other key terms of the lease agreement.

Warehouse Asset Management is a related party by virtue of common ownership. The Company leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of June 30, 2025, and December 31, 2024, the Company has $0 owed to this related party. As of June 30, 2025 and December 31, 2024, operating lease liability relating to such lease agreement with this related party amounted to $679,612 and $741,729, respectively.

During the six months ended June 30, 2025, and the year ended December 31, 2024 the Company made advancements of $0 and $18,669 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of June 30, 2025 and December 31, 2024, the amounts owed from the director were $0 and $18,669, respectively. The amount owed as of December 31, 2024 was repaid in full in 2025.

During the six months ended June 30, 2025 the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period and is subject to the same vesting condition as the Company’s other stock option awards. 12,500 stock options have vested and fully exercisable as of June 30, 2025 and 87,500 stock options remain unvested. The key terms and fair value inputs and assumptions utilized for this stock option are disclosed in Note 9. The Company recognized $43,698 as an expense for the six months ended June 30, 2025.

Related party rent expenses are as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
Related Party	2025	2024	2025	2024
ORR	$29,400	$22,500	$51,900	$45,000
Warehouse Asset Management	46,275	45,000	92,550	90,000
Total	$75,675	$67,500	$144,450	$135,000

The Company has performed an analysis under ASC 810 and has determined that the aforementioned related parties do not qualify as a Variable Interest Entity and therefore those entities were not consolidated in the preparation of the accompanying financial statements.

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

NOTE 8 - EQUITY

During February 2025, we completed our initial public offering (“IPO”) of 1,280,000 shares of common stock at a price of $4.00 per share, generating gross proceeds of $5,120,000. Additionally, the underwriters partially exercised their over-allotment option (the “green shoe”), purchasing approximately 164,000 shares at $4.00, resulting in additional gross proceeds of approximately $656,000. In total, the offering generated gross proceeds of approximately $5,776,000. After deducting underwriting discounts and commissions of approximately $1,000,000, we received net proceeds of approximately $4,700,000. In connection with the offering, we issued to the underwriters warrants to purchase up to 72,179 shares of our common stock at an exercise price of $4.80 per share for a total value of $144,358. These warrants have a term of five years from the effective date of the registration statement. We also incurred $188,832 of deferred offering costs.

During the three months ended June 30, 2025, we did not issue any additional shares of common stock in public offerings. However, equity activity during the period primarily consisted of the issuance of restricted stock units (“RSUs”) and the related common stock issued upon their vesting. In connection with previously granted RSUs under the 2025 Equity Incentive Plan, on June 30, 2025, holders of total of 37,500 RSUs have fully vested, resulting in the issuance of 37,500 shares of common stock. The RSUs had been originally granted in February 2025 and were subject to vesting conditions. The shares issued upon vesting as restricted securities. There were no new option grants, warrant issuances, or modifications to existing equity awards during the period.

As of June 30, 2025, the Company had the following equity awards outstanding: RSUs: 37,500 vested RSUs for the six months ended June 30, 2025 in total out of the total 75,000. Performance based RSUs: 225,000 and market based RSUs: 250,000. Stock Options: 1,187,500 options outstanding under the Option 2035/02/05 plans. Underwriter Warrants: 72,179 warrants issued in February 2025 with a five-year term and an exercise price of $4.80 per share. All outstanding RSUs, options, and warrants remain subject to applicable vesting, lock-up, and control restrictions.

NOTE 9 - SHARE BASED COMPENSATION

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

The Company has reserved 1,500,000 shares of common stock for the granting of such awards. As of June 30, 2025, the Company has exceeded the permissible number of shares to be issued under the 2024 Plan by 200,000 share awards. The Company plans to file an amended Form S-8 to register shares to account for the overallotment. During the three months ended and six months ended June 30, 2025, the Company recognized share-based compensation expense of $419,102 and $749,927, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - SHARE BASED COMPENSATION (CONTINUED)

Stock Options

A summary of nonstatutory stock option activity during the three months ended June 30, 2025 is included below.

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	-	-	-	-
Granted	1,275,000	$4.0	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	1,275,000	$4.0	9.86	$624,750
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(87,500)	-	-	-
Outstanding at June 30, 2025	1,187,500	$4.0	9.61	1,341,875

Outstanding and Exercisable	181,250	$4.0	9.61	$204,813

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

June 30, 2025
Expected life (in years)	5-10 years
Expected stock price volatility	50-56%
Risk-free interest rate	4.18%-4.36%
Dividend rate	0%

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

The weighted average grant date fair value of options granted was $2.27 per share. As of June 30, 2025, there was $2,107,979 of unrecognized expense for unvested stock options that is expected to be recognized over a weighted average period of 9.61 years. During the three months ended and six months ended June 30, 2025, the Company recognized share-based compensation expense of $340,500 and $593,431, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Performance-Based Awards

During the six months ended June 30, 2025, the Company granted 225,000 performance-based stock awards to its Chief Executive Officer. The grant date fair value was $4.00 per share. The vesting is subject to the Company meeting certain business and financial goals by October 15, 2026. As of June 30, 2025, none of the performance-based awards were probable of vesting and thus no expense was recognized during the three months and six months ended June 30, 2025.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - SHARE BASED COMPENSATION (CONTINUED)

Market-Based Awards

During the six months ended June 30, 2025, the Company granted 250,000 market-based stock awards to its Chief Executive Officer. The weighted average grant date fair value was $0.04 per share, which was calculated using a Monte Carlo simulation model. The vesting is subject to the Company meeting certain market-based targets by October 15, 2026. The Company recognized $1,540 of expense related to these market-based awards for the three months ended June 30, 2025, compared to $831 in the first quarter.

	Performance-Based		Market-Based
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	-	-	-	-
Granted	225,000	$4	250,000	$0.04
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	225,000	$4	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2025	225,000	$4	250,000	$0.04

Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 75,000 restricted stock units (“RSUs”) to its Board of Directors. The RSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of grant. One-fourth of the RSUs vests each calendar quarter of 2025. During the three months ended and six months ended June 30, 2025, the Company recognized share-based compensation expense of $77,063 and $154,125, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations. A total of 37,500 RSUs have fully vested as of June 30, 2025, resulting in the issuance of 37,500 shares of common stock.

Stock Warrants

The grant date fair value of the Company’s stock warrants was $2.00, which was calculated using the Black-Scholes Merton option-pricing model with the following assumptions:

June 30, 2025
Expected life (in years)	5 years
Expected stock price volatility	56.83%
Risk-free interest rate	4.16%
Dividend rate	0%

During the six months ended June 30, 2025, the Company fully recognized the fair value expense of $144,358, which is included with other costs related to the Company’s issuance of common stock and presented as an offset to Additional Paid in Capital in the Condensed Consolidated Balance Sheet.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various leases that expire between now and 2036. The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s estimated incremental borrowing rate coinciding with the lease term at the commencement of a lease. The estimated incremental borrowing rate for the Company was determined to be between 3.0% - 10.6%. Rent expense for the three months ended June 30, 2025 and 2024 was $154,682 and $96,173, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was $256,620 and $193,095, respectively. As of June 30, 2025, the weighted-average remaining operating lease term and discount rate are 6.8 years and 9.8%, respectively.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

On October 21, 2024, the Company entered into a long-term lease agreement for corporate office space with a third party. This agreement commenced on April 1, 2025, and requires payments of $11,884 monthly, escalating 3% per annum for a term of 120 months, which ends March 31, 2035. The Company has the option to renew such lease for up to an additional one-year term. The Company accounted for such lease as operating lease as there were no purchase option nor transfer of title at the end of the lease. The Company recognized right of use assets and operating lease liabilities amounted to $988,436. Additionally, the Company was also granted a tenant improvement allowance of $280,115. The Company determined that the improvements are lessee improvements and accordingly, recognized the tenant improvement allowance as a lease incentive and a reduction to the initial recognized right of use assets and operating lease liabilities. The Company expects to receive such lease incentives in the next twelve months from the balance sheet date.

On January 1, 2025, the Company entered into an amendment in its lease agreement with a third party wherein the Company is the lessee of certain commercial property. The amendment commenced on January 1, 2025, and extended the term from May 31, 2025 to December 31, 2029, and increase in monthly rent payments to from $3,650 monthly to $6,878 monthly subject to 3% increase per annum. The Company has the option to renew such lease to an additional one year term. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification amounted to $324,104 for the three months and six months ended June 30, 2025.

On March 20, 2025, the Company entered into an amendment in its long-term lease agreement with a related party wherein the Company is the lessee of certain commercial property. The amendment commenced on April 1, 2025, and extended the term from December 31, 2025 to December 31, 2029, and increase the square footage of the leased property, a corresponding increase in monthly rent payments to from $7,500 monthly to $9,800 monthly. The Company has the option to renew such lease for up to an additional six month extension and month-to-month thereafter. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification amounted to $380,823 for the three months and six months ended June 30, 2025.

	Six Months Ended (Unaudited)
Lease cash flow information:	June 30, 2025	June 30, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$256,620	$215,173
	$256,620	$215,173

Summary of lease-related assets and liabilities:	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Operating lease right-of-use assets	$2,729,160	$1,761,706
Accumulated amortization	(601,514)	(878,677)
Net operating ROU assets	$2,127,646	$883,029

Current operating liabilities	$(329,278)	$(279,176)
Noncurrent operating lease liabilities	(1,828,955)	(628,274)
Total operating lease liabilities	$(2,158,233)	$(907,450)

Maturity of lease liabilities	June 30, 2025 (Unaudited)
2026	$405,918
2027	400,523
2028	543,993
2029	551,231
2030	359,500
Thereafter	836,398
Total future undiscounted lease payments	3,097,563
Less: interest	(939,330)
Present value of lease liabilities	$2,158,233

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business.

During May 2024, the Company was sent a demand letter alleging that the Company breached the terms of a Customer Service Agreement with one of its vendors in a prior year. The vendor alleges that the Company improperly terminated the agreement without proper notice and therefore owes it $507,573. The Company responded to the vendor’s demand letter and asserts that it only owes the vendor the sum of $85,000 which was recorded as part of its accounts payable as of December 31, 2023. During February 2025, the parties agreed to settle the matter for $240,800. Accordingly, the Company increased its accrued expenses by $155,800 to reflect the settled amount as of December 31, 2024, and the Company paid the settlement on February 26, 2025.

Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2025, through August 14, 2025.

On July 24, 2025, CJMB, entered into a Purchase Agreement with a certain investor, whereby CJMB has the right, but not the obligation, to sell to the Investor, up to an aggregate of $25.0 million of shares of CJMB’s common stock, par value $0.001 per share, subject to the terms and conditions set forth therein.

The Purchase Agreement has a term ending on the earlier of (i) the first day of the month following the 18-month anniversary of the Commencement Date or (ii) the date the Investor has purchased the shares equal to the agreed investment amount. Upon effectiveness of the related registration statement, the Company will issue 15,000 shares of Common Stock to the Investor as Commitment Shares. During the term, CJMB may, at its discretion, deliver Regular Purchase Notices for $500,000 to $2,000,000 per notice. Each Regular Purchase is priced at 95% of the lowest daily VWAP during the applicable measurement period (or 80% if the Company’s stock is not trading on the Nasdaq Capital Market). In connection with each Regular Purchase, CMB will provide an estimate of the number of the shares deliverable, based on 90% of the prior day’s closing price.

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

Results of Operations

Three and Six Months Ended June 30, 2025, Compared to the Three and Six Months Ended June 30, 2024

The following table provides certain selected financial information for the periods presented:

	(Unaudited)
	Three months ended June 30,
	2025	2024	Change	Change %
Revenue	$1,666,309	$1,985,768	$(319,459)	-16%
Cost of Revenue	1,022,439	1,023,552	(1,113)	0%
Gross Profit	$643,870	$962,216	$(318,346)	-33%
Selling, General and administrative expenses	2,046,537	1,095,639	950,898	87%
Loss from operations	$(1,402,667)	$(133,423)	$(1,269,244)	951%
Other income (expense)	2,042	947	1,095	116%
Loss before income taxes	$(1,400,625)	$(132,476)	$(1,268,149)	957%
Provision for income taxes	(3,102)	(20,000)	16,898	-84%
Net loss	$(1,397,523)	$(112,476)	$(1,285,047)	1143%

	(Unaudited)
	Six months ended June 30,
	2025	2024	Change	Change %
Revenue	$3,115,687	$3,776,289	$(660,602)	-17%
Cost of Revenue	1,858,724	2,096,490	(237,766)	-11%
Gross Profit	$1,256,963	$1,679,799	$(422,836)	-25%
Selling, General and administrative expenses	3,901,878	1,900,681	2,001,197	105%
Loss from operations	$(2,644,915)	$(220,882)	$(2,424,033)	1097%
Other income (expense)	4,188	1,273	2,915	229%
Loss before income taxes	$(2,640,727)	$(219,609)	$(2,421,118)	1102%
Provision for income taxes	1,259	(26,000)	27,259	-105%
Net loss	$(2,641,986)	$(193,609)	$(2,448,377)	1264%

Revenue

Revenue for the three and six months ended June 30, 2025, was $1,666,309 and $3,115,687 respectively as compared to $1,985,768 and $3,776,289 for the three and six months ended June 30, 2024, a decrease of $(319,459) and $(660,602), respectively. This decrease was due to the decrease in demand for our emergency preparedness services by certain states and local governments.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2025, was $1,022,439 and $1,858,724 respectively as compared to $1,023,552 and $2,096,490 for the three and six months ended June 30, 2024, respectively. The decrease in the comparative three month period is due to a $119,990 increase in storage fees offset by a $120,120 decrease in direct labor. The decrease in the comparative six month period is due to a $357,136 decrease in fees for service, a $99,337 decrease in labels, and a $48,930 decrease in freight forwarding offset by a $237,223 increase in storage fees.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2025, were $2,046,537 and $3,901,878 respectively compared to $1,095,639 and $1,900,681 respectively for the three and six months ended June 30, 2024, an increase of $950,898 and $2,001,197 respectively. The Company’s consulting and professional fees increased by $111,584 and $420,007 for the three and six months ended June 30, 2025 respectively, compared to the same period in 2024 as a result of hiring professionals to support our capital raising process for our initial public offering. The Company’s information technology support increased by $5,726 and $11,305 for the three and six months ended June 30, 2025, compared to the same period in 2024 as the result of the purchase of additional equipment and hosting software. The Company’s marketing and advertising increased by $164,013 and $357,764 for the three and six months ended respectively as on June 30, 2025, compared to the same period in 2024 as a result of hiring a marketing firm that specializes in pharma-based businesses, and the hiring an investor relations firm for our IPO.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2025, was $2,042 and $4,188 respectively and for the three and six months ended June 30, 2024, it was $947 and $1,273 respectively, resulting in observed changes of $1,095 and $2,915 respectively. The increase for each period is a result of a decrease in interest expense.

Liquidity and Capital Resources

On July 24, 2025, CJMB, entered into a Purchase Agreement with a certain investor, whereby CJMB has the right, but not the obligation, to sell to the Investor, up to an aggregate of $25 million of shares of CJMB’s common stock, par value $0.001 per share, subject to the terms and conditions set forth therein.

The Purchase Agreement has a term ending on the earlier of (i) the first day of the month following the 18-month anniversary of the Commencement Date or (ii) the date the Investor has purchased the shares equal to the agreed investment amount. Upon effectiveness of the related registration statement, the Company will issue 15,000 shares of Common Stock to the Investor as Commitment Shares. During the term, CJMB may, at its discretion, deliver Regular Purchase Notices for $500,000 to $2,000,000 per notice. Each Regular Purchase is priced at 95% of the lowest daily VWAP during the applicable measurement period (or 80% if the Company’s stock is not trading on the Nasdaq Capital Market). In connection with each Regular Purchase, CMB will provide an estimate of the number of the shares deliverable, based on 90% of the prior day’s closing price.

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements primarily through cash on hand, and cash flows from operations. As of June 30, 2025 and 2024, we had $4,224,151 and $1,847,721 of cash and cash equivalents, respectively.

	(Unaudited)
	For Six Months Ended
	June 30,
	2025	2024	Change
Cash provided by (used in) operating activities	$(2,124,970)	$275,524	$(2,400,494)
Cash used in investing activities	(447,506)	(45,874)	(401,632)
Cash provided by (used in) financing activities	4,698,682	(3,537,549)	8,236,231
Increase (decrease) in cash and cash equivalents	$2,126,206	$(3,307,899)	$5,434,105

Cash provided by (used in) operating activities

For the six months ended June 30, 2025, cash used in operating activities was $(2,124,970) compared to cash provided by operating activities of $275,524 during the six months ended June 30, 2024, a decrease of $(2,400,494). This decrease was primarily due to a decrease in net loss of $(2,641,986), a decrease in inventory of $(39,144), a decrease in other current assets of $(271,834), a decrease in deferred revenue of $(92,079), and offset by an increase in stock based compensation of $749,927.

Cash provided by (used in) investing activities

For the six months ended June 30, 2025, cash used in investing activities was $(447,506) compared to $(45,874) for the six months ended June 30, 2024, a decrease of $(401,632). The decrease is a result of leasehold improvements made to the new corporate office during 2025.

Cash provided by (used in) financing activities

During the six months ended June 30, 2025, cash provided by (used in) financing activities was $4,698,682 compared to ($3,537,549) during the six months ended June 30, 2024, an increase of $8,236,231. Our financing activities for the six months ended June 30, 2025 compared to June 30, 2024 included a decrease in related party loans of $35,742, an decrease in deferred offering costs of $65,000, and an increase in partners distributions of $3,382,254 and an increase in proceeds from IPO and overallotment, net of $4,680,013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There currently is no material pending legal proceeding to which we are a party or to which any of our property is subject, and our management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we may become involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, negative publicity, reputational harm, and other factors and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended June 30, 2025 no unregistered sales of equity securities occurred.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1,as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.1	Form of Equity Purchase Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.2	Form of Registration Rights Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.3*	Standard Sublease Agreement, dated October 1, 2024, by and between lessor and Callan JMB, Inc.
10.4*	Standard Lease Agreement, dated April 1, 2025, by and between Outlaw Run Ranch, LLC. and Coldchain Technology Services, LLC
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ Wayne Williams	Chief Executive Officer, President	August 14, 2025
Wayne Williams	(Principal Executive Officer) and Chairman of the Board

/s/ Shannon Badger	Interim Chief Financial Officer	August 14, 2025
Shannon Badger.	(Principal Financial and Accounting Officer)

