Form 10-Q
period 2025-09-30
CALLAN JMB INC.
filed 2025-11-14
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the Company had 4,623,027 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CALLAN JMB INC.

FORM 10-Q

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,789,744	$2,097,945
Accounts receivable, net of allowance for credit losses of $57,118 and $64,000, respectively	945,844	622,914
Inventory	223,245	158,362
Related party loans	-	18,669
Tax refund receivable	-	6,377
Prepaid insurance	29,893	151,354
Other current assets	303,354	127,542
Deferred offering costs	-	136,025
Total current assets	4,292,080	3,319,188
Right of use assets – operating lease	2,070,178	883,029
Property and equipment, net of accumulated depreciation of $724,696 and $608,703, respectively	1,373,922	876,682
Security deposit	-	3,650
Total assets	$7,736,180	$5,082,549

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$318,803	$371,661
Accrued expenses	516,210	506,381
Corporate taxes payable	30,501	23,000
Deferred revenue	-	94,097
Right of use liability – current	325,363	279,176
Total current liabilities	1,190,877	1,274,315
Right of use liability – non-current	1,745,610	628,274
Derivative liability	624,041	-
Deferred tax liabilities	-	6,602
Total long-term liabilities	2,369,651	634,876
Total liabilities	3,560,528	1,909,191
Commitments and contingencies – Note 10
Stockholders’ Equity
Preferred stock - authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of September 30, 2025 and December 31, 2024	$-	$-
Common stock - authorized 190,000,000 shares, par value $0.001 par value; 4,623,027 issued and outstanding as of September 30, 2025 and 3,000,000 December 31, 2024	4,623	3,000
Additional paid in capital	11,838,004	5,464,006
Accumulated deficit	(7,666,975)	(2,293,648)
Total stockholders’ equity	4,175,652	3,173,358
Total liabilities and stockholders’ equity	$7,736,180	$5,082,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$1,446,917	1,435,376	$4,562,604	5,211,665
Cost of revenue	953,610	970,931	2,812,334	3,067,421
Gross profit	493,307	464,445	1,750,270	2,144,244
Selling, general and administrative expenses	2,372,465	1,245,428	6,274,343	3,146,109
Income (Loss) from operations	(1,879,158)	(780,983)	(4,524,073)	(1,001,865)
Other income (expenses)
Changes in fair value of derivative liability (see Note 8)	(624,041)	-	(624,041)	-
Interest income	1,372	2,454	5,621	8,641
Interest expense	(473)	(458)	(536)	(5,372)
Other expenses (see Note 8)	(229,041)	-	(229,041)	-
Total other income (expenses)	(852,183)	1,996	(847,997)	3,269
Income (Loss) before income taxes	(2,731,341)	(778,987)	(5,372,070)	(998,596)
Provision (benefit) for income taxes	-	26,000	1,257	-
Net income (loss)	$(2,731,341)	(804,987)	$(5,373,327)	(998,596)
Weighted average common shares outstanding – basic and diluted (See Notes 3 and 4)	4,490,093	3,000,000	4,276,826	2,505,495
Net loss per common share - basic and diluted (See Notes 3 and 4)	$(0.61)	(0.27)	$(1.26)	(0.40)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Total	Additional		Total
	Preferred Stock		Common Stock		Members’	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity
January 1, 2025	-	-	3,000,000	$3,000	$-	$5,464,006	$(2,293,648)	$3,173,358
Net Income/ (Loss)	-	-	-	-	-	-	(1,240,590)	(1,240,590)
Common stock issued in initial public offering, net of costs	-	-	1,280,000	1,280	-	3,950,588	-	3,951,868
Common stock issued in initial public offering (over allotment), net of costs	-	-	163,569	164	-	591,956	-	592,120
Stock based compensation	-	-	-	-	-	330,825	-	330,825
March 31, 2025	-	-	4,443,569	4,444	-	10,337,375	(3,534,238)	6,807,581
Net Income/ (Loss)	-	-	-	-	-	-	(1,397,523)	(1,397,523)
Revisions to Net Income/(Loss)							(3,873)	(3,873)
Stock based compensation	-	-	-	-	-	419,102	-	419,102
Restricted stock unit awards vesting			37,500	38		(38)		-
June 30, 2025	-	-	4,481,069	$4,482	$-	$10,756,439	$(4,935,634)	$5,825,287
Net Income/ (Loss)	-	-	-	-	-	-	(2,731,341)	(2,731,341)
Stock based compensation	-	-	-	-	-	404,915	-	404,915
Restricted stock unit awards vesting	-	-	18,750	18	-	(18)	-	-
Issuance of shares under the ELOC Facility (see Note 8)	-	-	123,208	123	-	598,668	-	598,791
Commitment shares under ELOC Facility (see Note 8)	-	-	-	-	-	78,000		78,000
September 30, 2025	-	-	4,623,027	$4,623	$-	$11,838,004	$(7,666,975)	$4,175,652

	Preferred Stock		Common Stock		Total Members	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity
January 1, 2024	-	$-	-	$-	$8,795,260	$-	$-	$8,795,260
Net loss	-	-	-	-	-	-	(193,609)	(193,609)
Distributions	-	-	-	-	(3,382,253)	-	-	(3,382,253)
Membership exchange for common stock (See Note 3)	-	-	3,000,000	3,000	(5,413,007)	5,410,007	-	-
March 31, 2024	-	$-	3,000,000	$3,000	-	$5,410,007	$(193,609)	$5,219,398
Net loss	-	-	-	-	-	-	-	-
June 30, 2024	-	$-	3,000,000	$3,000	-	$5,410,007	$(193,609)	$5,219,398
Net loss	-	-	-	-	-	-	(804,987)	(804,987)
September 30, 2024	-	$-	3,000,000	$3,000	$-	$5,410,007	$(998,596)	$4,414,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(5,373,327)	$(998,596)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,154,842	-
Changes in fair value of derivative liability	624,041	-
Depreciation and amortization	119,656	108,059
Provision (recoveries) for credit losses	73,065	-
Other expenses relating to ELOC Facility	179,041	-
Reduction in allowance for credit losses by release of reserve for credit losses	-	(163,000)
Changes in operating assets and liabilities:
Accounts receivable	(395,995)	1,803,724
Inventory	(64,883)	7,086
Tax refund receivable	6,377	-
Other current assets	(50,701)	42,137
Operating lease liabilities	(23,626)	9,394
Accounts payable and accrued expenses	(43,029)	473,353
Deferred revenue	(94,097)	(9,085)
Deferred tax liabilities	(6,602)	-
Corporate taxes payable	7,501	(9,546)
Net cash provided by (used in) operating activities	$(3,887,737)	$1,263,526

Cash flows used in investing activity:
Purchase of property and equipment	(616,896)	(46,167)
Net cash used in investing activity	$(616,896)	$(46,167)

Cash flows from (used in) financing activities:
Related party loans	18,669	61
Deferred offering costs	136,025	(82,675)
Partner distributions	-	(3,382,253)
Decrease in note payable	-	(98,809)
Proceeds from IPO and overallotment, net	4,543,988	-
Proceeds from issuance of shares under the ELOC Facility	497,750	-
Net cash provided by (used in) financing activities	$5,196,432	$(3,563,676)
Increase (decrease) in cash and cash equivalents	691,799	(2,346,317)
Cash and cash equivalents at beginning of period	2,097,945	5,155,620
Cash and cash equivalents at end of period	$2,789,744	$2,809,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine months ended
	September 30, 2025	September 30, 2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$536	$5,372
Initial recognition of derivative liability	$974,309	-
Right of use assets acquired and operating lease liabilities	$708,321	$900,127
Right of use assets and operating lease liabilities due to lease modifications	$704,927	-
Fair value of Stock Warrants issued at IPO	$144,358	-
Deferred offering costs charged to additional paid-in-capital	$136,025	-
Restricted stock unit awards vesting	$56	-
Commitment shares under ELOC Facility (see Note 8)	$78,000	-
Other non-cash expenses relating to ELOC Facility	$48,791
Reduction in allowance for credit loss	$-	$163,000
Membership exchange for common stock	-	$5,410,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. (which may be referred to as “Callan,” “Callan JMB,” , “CJMB”, “Company,” “we,” “us,” or “our”) was formed on January 24, 2024, in the state of Nevada for the purposes of reorganizing and becoming a holding company for Coldchain Technology Services, LLC and Callan JMB Services (India) Private Limited. CTS was formed on December 27, 2006, in the state of Texas and is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. Callan JMB Services (India) Private Limited is domiciled in Pune, Maharashtra, India and is 99.9% owned by Callan JMB and have no operations or activities as of September 30, 2025. The Company’s headquarters are located in Spring Branch, Texas.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

NOTE 2 – RECLASSIFICATIONS

Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified where necessary to conform to the current period’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net income, or net cash provided by operating activities.

NOTE 3 – REORGANIZATION

Pursuant to the Reorganization Agreement dated February 2, 2024, and for the nine months ended September 30, 2024, each member of CTS exchanged 100% of their membership interest for 5,000,000 shares of the Company’s common stock. As a result, each member of CTS became a shareholder of the Company and CTS became a direct, wholly owned subsidiary of the Company.

Pursuant to an Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company and all of the existing stockholders of the Company, such stockholders have exchanged all their existing shares for new shares at a ratio of 0.6 new share for 1 existing share (“reverse stock split”). As a result of the exchange, the total number of shares of Company stock outstanding was reduced from 5,000,000 shares to 3,000,000 shares. As a result of this reverse stock split, we have retroactively presented the outstanding number of shares and related earnings per-share calculations for the three months and nine months ended September 30, 2024 comparative period consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – REORGANIZATION (CONTINUED)

The following unaudited pro forma financial information has been prepared to reflect the effects of the reorganization of CTS from a partnership to a C corporation on February 14, 2024. The pro-forma financial information presents the financial results of the Company as if it had been taxed as a C corporation for the nine months ended September 30, 2024.

Callan JMB

(formerly known as Coldchain Technology Services, LLC)

Balance Sheets

	Unaudited Historical	Unaudited Pro-forma with tax accrual
	September 30, 2024	September 30, 2024
Assets
Total assets	$6,381,160	$6,381,160

Liabilities and Stockholders’ Equity
Liabilities:
Corporate taxes payable	57,454	57,454
Related party loans	17,134	2,059,134
Stockholders’ Equity
Common stock	3,000	3,000
Additional paid in capital	5,410,007	5,410,007
Retained earnings (deficit)	(998,596)	(3,040,596)
Total Liabilities and Stockholders’ Equity	$6,381,160	$6,381,160

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

e. No other financial data is being shown as there is no impact to the conversion to a C-Corporation.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – REORGANIZATION (CONTINUED)

Pro forma income statements showing the pro-forma income taxes, net earnings per share for the nine months September 30, 2024 are produced below. This information is unaudited.

	Unaudited Actual	Unaudited Pro-forma with tax accrual
	September 30, 2024	September 30, 2024
Revenue	$5,211,665	$5,211,665
Operating loss	(998,596)	(998,596)
Provision for income taxes	-	-
Net loss	$(998,596)	$(998,596)
Basic and diluted loss per common share	$(0.40)	$(0.40)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with “U.S. GAAP” and present the consolidated financial statements of the Company and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable at the time. Actual results could differ from those estimates and any such differences may be material to the financial statements. Significant estimates are contained in the accompanying financial statements for the useful lives for depreciation and amortization of long-lived assets, allowance for credit losses, fair value of financial instruments, stock based compensation and the incremental borrowing rate used in determining the right-of-use assets and operating lease liabilities.

Cash and Cash Equivalents

The Company deposits its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secured, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At September 30, 2025 and December 31, 2024, the Company’s balances exceeded federally insured limits by approximately $2,429,571 and $2,120,000, respectively.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Beginning balance	$64,000	$378,695
Provision (recovery) for credit losses	73,065	(131,000)
Related allowances for written off accounts receivable	-	(183,695)
Reversal of allowance related to reinstated invoices previously charged off	(82,000)	-
Others	2,053	-
Ending balance	$57,118	$64,000

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

The Company has several customers for the three and nine months ended September 30, 2025 and 2024 that make up in excess of 10% of revenue as follows:

	Three Months Ended		Nine months ended
Customer	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
1	49%	51%	55%	48%
2	4%	5%	3%	20%
3	8%	20%	13%	13%
4	17%	7%	10%	4%
5	10%	1%	9%	2%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has several customers as of September 30, 2025 and December 31, 2024 that make up in excess of 10% of accounts receivable as follows:

Customer	September 30, 2025	December 31, 2024
1	49%	14%
2	9%	48%
3	12%	25%

The Company has several vendors as of September 30, 2025 and December 31, 2024 that make up in excess of 10% of accounts payable as follows:

Vendor	September 30, 2025	December 31, 2024
1	19%	60%
2	16%	0%
3	16%	26%
4	13%	0%

The Company has one vendor for the three and nine months ended September 30, 2025 and 2024 that make up equal to or more than 10% of services rendered to us as follows:

	Three Months Ended		Nine months ended
Vendor	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
1	14%	9%	11%	16%
2	3%	11%	0%	0%

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

	September 30, 2025	December 31, 2024
Raw materials	$223,245	$158,362

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

Property and Equipment (Continued)

The Company depreciates and amortizes the capitalized cost of these assets, using the straight-line method, as follows:

Asset Classification:

Computer equipment 3-5 years

Furniture and fixtures 5-8 years

Leasehold improvements limited to lease term

The Company recognized depreciation expense of $43,256 and $35,524 for the three months ended September 30, 2025 and 2024, respectively, as well as $119,656 and $106,572 the nine months ended September 30, 2025 and 2024 in its consolidated statements of operations, respectively. Fully depreciated assets are retained in property and equipment and accumulated depreciation until they are removed from service.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	Three Months Ended September 30,		Nine months ended September 30,
Sales by distribution channel:	2025	2024	2025	2024
Emergency preparedness	$973,921	$859,394	$3,046,631	$2,918,435
Specialty packaging	472,996	575,982	1,515,973	2,293,230
Total	$1,446,917	$1,435,376	$4,562,604	$5,211,665

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended September 30,		Nine months ended September 30,
Sales by customer type:	2025	2024	2025	2024
Governmental	$1,129,056	$874,181	$3,461,120	$3,034,619
Non-governmental	317,861	561,195	1,101,484	2,177,046
Total	$1,446,917	$1,435,376	$4,562,604	$5,211,665

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

Stock Warrants

During the nine months ended September 30, 2025, the Company granted 72,179 stock warrants to various individuals of the underwriting firm that assisted the Company with its initial public offering on February 4, 2025. The stock warrants were issued in lieu of cash for a portion of their services. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. As of September 30, 2025, the Company’s consolidated balance sheet included equity classified warrants, reported as part of the additional paid in capital.

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

Net Loss per Common Share

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive for the three months and nine months ended September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
Stock Options	1,187,500	-
Restricted Stock Awards	493,750	-
Stock Warrants	72,179	-
Total	1,753,429	-

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Advertising Expense

Advertising costs primarily consist of trade shows, other promotional expenses and the cost to retain our marketing firm. Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2025 and 2024 was $201,599 and $166,699, respectively. Advertising expense for the nine months ended September 30, 2025 and 2024 was $491,148 and $169,616, respectively.

Deferred Offering Costs

Deferred offering costs consist of investment banking fees, professional fees and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to Additional Paid in Capital upon the completion of the IPO. As of September 30, 2025, the Company had no deferred offering costs.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company accounts for its derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820 10, Fair Value Measurement, are as follows:

Level I - Quoted prices are available in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Significant observable inputs other than quoted prices in active markets for which inputs to the valuation methodology include: (1) Quoted prices for similar assets or liabilities in active markets; (2) Quoted prices for identical or similar assets or liabilities in inactive markets; (3) Inputs other than quoted prices that are observable; and (4) Inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable and derivative liabilities.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique.

The derivative liability is valued using a Monte Carlo simulation model utilizing a variety of inputs and assumptions such as volatility, risk-free rates, volume weighted average price and cash flow assumptions. This is considered a Level III valuation technique. Please see Note 8, “Equity – Equity Line of Credit” for information on these assumptions and fair value of this derivative liability as of September 30, 2025.

	September 30, 2025	Markets for Identical Assets or Liabilities (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liability at fair value	$624,041	$—	$—	$624,041
Total liability measured at fair value	624,041	—	—	624,041

There are no assets or liabilities measured at fair value as of December 31, 2024.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to customer invoices billed before services are rendered and for billings of annual or multi-year service contracts. As of September 30, 2025, the Company has no deferred revenue that can be recognized over the next year.

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

Leases

The Company’s leases predominantly relate to real estate and equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases and storage areas entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. Short term lease expenses relating to these agreements amounted to $147,156 and $111,303 for the three months ended September 30, 2025 and 2024, respectively and $384,740 and $302,310 for the nine months ended September 30, 2025 and 2024, respectively. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. As of September 30, 2025, and December 31, 2024, the Company did not have any leases that were classified as finance leases.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about certain types of costs and expenses in the notes to the financial statements. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of disclosure requirements related to the new standard on our financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5- ACCRUED EXPENSES

Accrued expenses consist of the following:

	(Unaudited)
	September 30, 2025	December 31, 2024
Payroll and related costs	$276,439	$169,580
Credit card	40,224	86,708
Professional Fees	39,725	-
Settlement of lawsuit	-	240,800
Rent	75,302	-
Storage	48,477	-
Other	36,043	9,293
	$516,210	$506,381

NOTE 6 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America (“HHA”), who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three months and nine months ended 2024. During the three months and nine months ended September 30, 2025, the Company provides certain labor services to HHA and recognized service revenue amounted $42,624. As of September 30, 2025, and December 31, 2024, receivables arising from this transaction amounted to $42,624 and $0, respectively.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, and December 31, 2024, the Company has $0 owed to this related party.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $9,800 per month to ORR for rent expense. As of September 30, 2025, and December 31, 2024, the Company has $0 owed to this related party. As of September 30, 2025 and December 31, 2024, operating lease liability relating to such lease agreement with this related party amounted to $409,358 and $88,435, respectively. See Note 10 for other key terms of the lease agreement.

Warehouse Asset Management is a related party by virtue of common ownership. The Company leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of September 30, 2025, and December 31, 2024, the Company has $0 owed to this related party. As of September 30, 2025 and December 31, 2024, operating lease liability relating to such lease agreement with this related party amounted to $658,319 and $741,729, respectively.

During the nine months ended September 30, 2025, and the year ended December 31, 2024 the Company made advancements of $0 and $18,669 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of September 30, 2025 and December 31, 2024, the amounts owed from the director were $0 and $18,669, respectively. The amount owed as of December 31, 2024 was repaid in full in 2025.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

During the nine months ended September 30, 2025 the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period and is subject to the same vesting condition as the Company’s other stock option awards. 25,000 stock options have vested and fully exercisable as of September 30, 2025 and 75,000 stock options remain unvested. The key terms and fair value inputs and assumptions utilized for this stock option are disclosed in Note 9. The Company recognized $28,375 and $72,073 as an expense for the three months ended and nine months ended September 30, 2025.

Related party rent expenses are as follows:

	Three Months ended		Nine months ended
	September 30,		September 30,
Related Party	2025	2024	2025	2024
ORR	$29,400	$22,500	$77,850	$67,500
Warehouse Asset Management	46,275	45,000	138,825	135,000
Total	$75,675	$67,500	$216,675	$202,500

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

NOTE 8 - EQUITY

During February 2025, we completed our initial public offering (“IPO”) of 1,280,000 shares of common stock at a price of $4.00 per share, generating gross proceeds of $5,120,000. Additionally, the underwriters partially exercised their over-allotment option (the “green shoe”), purchasing approximately 164,000 shares at $4.00, resulting in additional gross proceeds of approximately $656,000. In total, the offering generated gross proceeds of approximately $5,776,000. After deducting underwriting discounts and commissions of approximately $1,000,000, we received net proceeds of approximately $4,700,000. In connection with the offering, we issued to the underwriters warrants to purchase up to 72,179 shares of our common stock at an exercise price of $4.80 per share for a total value of $144,358. These warrants have a term of five years from the effective date of the registration statement. We also incurred $188,832 of offering costs.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (Continued)

During the three months ended September 30, 2025, we did not issue any additional shares of common stock in public offerings. However, equity activity during the period primarily consisted of the issuance of restricted stock units (“RSUs”) and the related common stock issued upon their vesting. In connection with previously granted RSUs under the 2025 Equity Incentive Plan, on September 30, 2025, holders of total of 56,250 RSUs have fully vested, resulting in the issuance of 56,250 shares of common stock. The RSUs had been originally granted in February 2025 and were subject to vesting conditions. The shares issued upon vesting as restricted securities. There were no new option grants, warrant issuances, or modifications to existing equity awards during the period.

As of September 30, 2025, the Company had the following equity awards outstanding: RSUs: 56,250 vested RSUs for the nine months ended September 30, 2025 in total out of the total 75,000. Performance based RSUs: 225,000 and market based RSUs: 250,000. Stock Options: 1,187,500 options outstanding under the Option 2035/02/05 plans. Underwriter Warrants: 72,179 warrants issued in February 2025 with a five-year term and an exercise price of $4.80 per share. All outstanding RSUs, options, and warrants remain subject to applicable vesting, lock-up, and control restrictions.

Equity Line of Credit (ELOC)

On July 24, 2025, the Company entered into an ELOC Purchase Agreement (“Equity Line of Credit,” or the “ELOC Facility”) with an investor, whereby the Company has the right, but not the obligation, to sell to the investor therein, up to an aggregate of $25.0 million of shares of the Company’s common stock, par value $0.001 per share, subject to the terms and conditions set forth therein. The Purchase Agreement has a term ending on the earlier of (i) the first day of the month following the 18-month anniversary of the Commencement Date or (ii) the date the Investor has purchased the shares equal to the agreed investment amount. During the term, the Company may, at its discretion, deliver either Regular Purchase Notices for $500,000 to $2,000,000 per notice or Exempt Purchase Notices of up to $1,000,000 per notice. Each Regular Purchase is priced at 95% of the lowest daily VWAP during the applicable measurement period (or 80% if the Company’s stock is not trading on the Nasdaq Capital Market). In connection with each Regular Purchase, the Company will provide an estimate of the number of the shares deliverable, based on 90% of the prior day’s closing price. Each Exempt Purchase is priced similarly with an incremental 10% shares to be issued.

The Company will control the timing and amount of any sales of shares of common stock to Investor. Actual sales of shares of common stock to Investor as a drawdown under the ELOC Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Company has the right to terminate the ELOC Facility at any time after the Commencement Date, for any reason or for no reason by delivering notice to the Investor electing to terminate the agreement without any liability except in the event the Company has sold less than $7,500,000 to the Investor, the Company shall pay an additional fee of $250,000 that is payable either in cash or in shares of Common Stock at a price equal to 100% of the Closing Price on the date immediately preceding the date of receipt by the Investor of the Company Termination Notice. The ELOC Facility will also automatically terminate upon reaching the $25,000,000 available amount or at the Maturity Date without any action or notice on the part of any party and without any liability whatsoever of any party to any other party under the ELOC Facility.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (Continued)

Equity Line of Credit (ELOC) (Continued)

As consideration for Investor’s commitment to purchase the shares of common stock pursuant to the ELOC Facility, (i) the Company will reimburse the Investor for all actual costs and expenses incurred in connection with the transaction up to $50,000 and (ii) 15,000 shares of common stock as a commitment fee.

The ELOC Facility contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The Company accounted its ELOC Facility as a purchased put option and is either equity-classified or liability-classified instruments based on an assessment of the agreement’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the purchased put option is a freestanding financial instrument that would require classification as a liability under ASC 480, as well as whether the purchased put option would qualify for equity classification or require a liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the purchased put option are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. The Company also assessed embedded features in the ELOC Facility under the ASC 480 and ASC 815 guidance, management believed that these embedded features were not freestanding and are clearly and closely related to the host contract and as such do not require bifurcation from the purchased put option. This assessment, which requires the use of professional judgment, is conducted at the time of agreement. The Company assessed that the purchased put option is not under the scope of ASC 480 but is a derivative liability under ASC 815 as it does not meet the scope exception, indexation guidance and equity classification criteria under ASC 815 due to certain variability to the settlement price. As such, the Company accounted for the purchased put option as a derivative liability recognized at fair value at the inception date and each reporting period.

The fair value of the purchased put option was estimated on the date of agreement using Monte Carlo Simulation Model with the following assumptions at each measurement date:

	Inception Date	September 30, 2025
Expected life (in years)	1.52	1.34
Expected stock price volatility	50.5%	50.1%
Risk-free interest rate	4.00%	3.65%
Stock Price	5.28	4.89

The risk-free interest rate was based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of purchased put option. Expected volatility was derived using the Company’s peer volatility calculated from its peer companies’ volatilities over the time period commensurate with the expected life of the purchased put option. The expected life was calculated using the terms of the ELOC Facility.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (Continued)

Equity Line of Credit (ELOC) (Continued)

The fair value of the purchased put option is $974,309 and $624,041 as of inception date and September 30, 2025, respectively. The Company recognized the fair value of the purchased put option as of September 30, 2025 in its balance sheet under the caption, “Derivative Liability.” The initial fair value of the purchased put option of $974,309 and the subsequent change in the Fair Value of the Derivative Liability between inception date and September 30, 2025 of $350,268 was recognized in the Company’s statement of operations for the three months ended and nine months ended September 30, 2025.

September 30, 2025
Derivative liability at fair value – beginning balance	$-
Recognition of derivative liability arising from ELOC facility	974,309
Changes in fair value of derivative liability during the period	(350,268)
Derivative liability at fair value – ending balance	624,041

There are no derivative liabilities as of December 31, 2024.

As of September 30, 2025, the Company has issued approximately 123,208 shares of Common Stock under the ELOC Facility for net proceeds of approximately $497,750.

During the nine months ended September 30, 2025, the Company recognized transaction expenses arising from the ELOC Facility of $229,041, which is included as part of “Other Expenses” in the Company’s statement of operations. $78,000 of this expense relates to the 15,000 commitment shares that are yet to be issued and are recognized as part of Additional Paid in Capital in the Condensed Consolidated Balance Sheet, the difference between the fair value of common shares issued and net proceeds which amounted to $48,791 and legal and other fees of $102,250.

Registration Rights Agreements

In connection with the ELOC Facility, the Company also granted the Investor certain registration rights for shares of common stock issuable within the ELOC Facility, including (a) the ability of a holder to request that the Company file a Form S-1 registration statement; (b) the ability of a holder to request that the Company file a Form S-3 registration statement with respect to outstanding registrable securities if at any time the Company is eligible to use a Form S-3 registration statement; and (c) certain piggyback registration rights related to potential future equity offerings of the Company, subject to certain limitations.

On August 24, 2025, the Company filed a registration statement on Form S-1 related to the resale, from time to time, of up to 6,000,000 shares of Common Stock in connection with the ELOC Facility. The Registration Statement on Form S-1 was declared effective September 22, 2025.

NOTE 9 - SHARE BASED COMPENSATION

Overview

The Company grants share-based compensation awards to the Company’s employees as provided by the 2024 Equity Incentive Plan (“2024 Plan”), which was approved by the Company’s stockholders on October 24, 2024. The 2024 Plan provides that grants may be in any of the following forms: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The 2024 Plan will be administered and interpreted by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine the individuals to whom grants will be made under the 2024 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2024 Plan) and deal with any other matters arising under the 2024 Plan. All the employees of the Company and its subsidiaries are eligible for grants under the 2024 Plan. Non-employee directors and consultants of the Company are also eligible to receive grants under the 2024 Plan.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - SHARE BASED COMPENSATION (CONTINUED)

Overview (Continued)

The Company has reserved 1,500,000 shares of common stock for the granting of such awards. As of September 30, 2025, the Company has exceeded the permissible number of shares to be issued under the 2024 Plan by 200,000 share awards. The Company plans to file an amended Form S-8 to register shares to account for the overallotment. During the three and nine months ended September 30, 2025, the Company recognized share-based compensation expense of $404,915 and $1,154,842, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Stock Options

A summary of nonstatutory stock option activity during the nine months ended September 30, 2025 is included below.

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	-	-	-	-
Granted	1,275,000	$4.00	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	1,275,000	$4.00	9.86	$624,750
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(87,500)	$4.00	-	-
Outstanding at June 30, 2025	1,187,500	$4.00	9.61	$1,341,875
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2025	1,187,500	$4.00	9.36	$1,045,000
Outstanding and Exercisable	325,000	$4.00	9.36	$286,000

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - SHARE BASED COMPENSATION (CONTINUED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

September 30, 2025
Expected life (in years)	5 - 10 years
Expected stock price volatility	50 - 56%
Risk-free interest rate	4.18% - 4.36%
Dividend rate	0%

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

The weighted average grant date fair value of options granted was $2.27 per share. As of September 30, 2025, there was $1,781,666 of unrecognized expense for unvested stock options that is expected to be recognized over a weighted average period of 1.25 years. During the three months ended and nine months ended September 30, 2025, the Company recognized share-based compensation expense of $326,313 and $919,744, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Performance-Based Awards

During the nine months ended September 30, 2025, the Company granted 225,000 performance-based stock awards to its Chief Executive Officer. The grant date fair value was $4.00 per share. The vesting is subject to the Company meeting certain business and financial goals by October 15, 2026. As of September 30, 2025, none of the performance-based awards were probable of vesting and thus no expense was recognized during the three months and nine months ended September 30, 2025.

Market-Based Awards

During the nine months ended September 30, 2025, the Company granted 250,000 market-based stock awards to its Chief Executive Officer. The weighted average grant date fair value was $0.04 per share, which was calculated using a Monte Carlo simulation model. The vesting is subject to the Company meeting certain market-based targets by October 15, 2026. The Company recognized $1,540 and $3,911 of expense related to these market-based awards for the three months ended and the nine months ended September 30, 2025, respectively.

The fair value of each market-based awards granted was estimated on the date of grant using a Monte Carlo pricing model with the following assumptions:

September 30, 2025
Derived service period (years)	1.44 – 1.48
Dividend rate	-%
Risk-free interest rate	4.08%
Expected stock price volatility	41.56%

The risk-free interest rate was based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the market-based awards. Expected volatility was derived using the Company’s peer volatility calculated from its peer companies’ volatilities over the time period commensurate with the expected life of the market-based awards. The expected life for the market-based awards granted was calculated using the midpoint assumption equal to the time from the grant date to the midpoint of the weighted average vesting date and the expiration date. The Company does not currently pay dividends on its common stock nor does it expect to in the foreseeable future.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - SHARE BASED COMPENSATION (CONTINUED)

Market-Based Awards (Continued)

	Performance-Based		Market-Based
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	-	-	-	-
Granted	225,000	$4.00	250,000	$0.04
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	225,000	$4.00	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2025	225,000	$4.00	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2025	225,000	$4.00	250,000	$0.04

Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 75,000 restricted stock units (“RSUs”) to its Board of Directors. The RSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of grant. One-fourth of the RSUs vests each calendar quarter of 2025. During the three and nine months ended September 30, 2025, the Company recognized share-based compensation expense of $77,063 and $231,188, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations. A total of 56,250 RSUs have fully vested as of September 30, 2025, resulting in the issuance of 56,250 shares of common stock. A total of 18,750 RSUs are expected to vest in the next quarter.

	September 30, 2025
	Number of Awards	Weighted Average Grant Date Fair Value
Beginning balance	-	$-
Issued RSUs during the period	75,000	4.11
Vested RSUs during the period	(56,250)	4.11
Remaining unvested RSUs	18,750	4.11

There were no RSUs as of December 31, 2024.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - SHARE BASED COMPENSATION (CONTINUED)

Stock Warrants

The grant date fair value of the Company’s stock warrants was $2.00, which was calculated using the Black-Scholes Merton option-pricing model with the following assumptions:

September 30, 2025
Expected life (in years)	5 years
Expected stock price volatility	56.83%
Risk-free interest rate	4.16%
Dividend rate	0%

During the nine months ended September 30, 2025, the Company fully recognized the fair value expense of $144,358, which is included with other costs related to the Company’s issuance of common stock and presented as an offset to Additional Paid in Capital in the Condensed Consolidated Balance Sheet for these equity-classified stock warrants.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various leases that expire between now and 2036. The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s estimated incremental borrowing rate coinciding with the lease term at the commencement of a lease. The estimated incremental borrowing rate for the Company was determined to be between 3.0% - 10.6%. Rent expense for the three months ended September 30, 2025 and 2024 was $143,829 and $11,996, respectively. Rent expense for the nine months ended September 30, 2025 and 2024 was $400,450 and $61,373, respectively. As of September 30, 2025, the weighted-average remaining operating lease term and discount rate are 6.4 years and 9.8%, respectively.

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

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

On January 1, 2025, the Company entered into an amendment in its lease agreement with a third party wherein the Company is the lessee of certain commercial property. The amendment commenced on January 1, 2025, and extended the term from May 31, 2025 to December 31, 2029, and increase in monthly rent payments to from $3,650 monthly to $6,878 monthly subject to 3% increase per annum. The Company has the option to renew such lease to an additional one year term. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification amounted to $0 and $324,104 for the three months and nine months ended September 30, 2025, respectively.

On March 20, 2025, the Company entered into an amendment in its long-term lease agreement with a related party wherein the Company is the lessee of certain commercial property. The amendment commenced on April 1, 2025, and extended the term from December 31, 2025 to December 31, 2029, and increase the square footage of the leased property, a corresponding increase in monthly rent payments to from $7,500 monthly to $9,800 monthly. The Company has the option to renew such lease for up to an additional six month extension and month-to-month thereafter. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification amounted to $0 and $380,823 for the three months and nine months ended September 30, 2025, respectively.

	Nine months ended (Unaudited)
Lease cash flow information:	September 30, 2025	September 30, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$374,925	$199,650
Total	$374,925	$199,650

Summary of lease-related assets and liabilities:	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Operating lease right-of-use assets	$2,729,160	$1,761,706
Accumulated amortization	(658,982)	(878,677)
Net operating ROU assets	$2,070,178	$883,029

Current operating liabilities	$(325,363)	$(279,176)
Noncurrent operating lease liabilities	(1,745,610)	(628,274)
Total operating lease liabilities	$(2,070,973)	$(907,450)

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

Maturity of lease liabilities	September 30, 2025 (Unaudited)
2026	$393,337
2027	403,332
2028	545,784
2029	553,077
2030	261,807
Thereafter	795,033
Total future undiscounted lease payments	2,952,370
Less: interest	(881,397)
Present value of lease liabilities	$2,070,973

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

The Company is also subject to litigation by its former employee where the ultimate disposition or resolution is uncertain. Management believes that as of September 30, 2025, material losses arising from this litigation are not probable.

Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after September 30, 2025, through November 14, 2025. On October 2, 2025, the Company amended its long-term lease agreement for corporate office space with a third party wherein the payment will now commence on October 1, 2025 and will end on September 30, 2035. Other terms of the lease arrangement were unchanged.

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

Results of Operations

Three and Nine months ended September 30, 2025, Compared to the Three and Nine months ended September 30, 2024

The following table provides certain selected financial information for the periods presented:

	(Unaudited)
	Three months ended September 30,
	2025	2024	Change	Change %
Revenue	$1,446,917	$1,435,376	$11,541	1%
Cost of Revenue	953,610	970,931	(17,321)	-2%
Gross Profit	$493,307	$464,445	$28,862	6%
Selling, General and administrative expenses	2,372,465	1,245,428	1,127,037	90%
Loss from operations	$(1,879,158)	$(780,983)	$(1,098,175)	141%
Other income (expense)	(852,183)	1,996	(854,179)	-42793%
Loss before income taxes	$(2,731,341)	$(778,987)	$(1,952,354)	251%
Provision for income taxes	-	26,000)	(26,000)	-100%
Net loss	$(2,731,341)	$(804,987)	$(1,926,354)	239%

	(Unaudited)
	Nine months ended September 30,
	2025	2024	Change	Change %
Revenue	$4,562,604	$5,211,665	$(649,061)	-12%
Cost of Revenue	2,812,334	3,067,421	(255,087)	-8%
Gross Profit	$1,750,270	$2,144,244	$(393,974)	-18%
Selling, General and administrative expenses	6,274,343	3,146,109	3,128,234	99%
Loss from operations	$(4,524,073)	$(1,001,865)	$(3,522,208)	352%
Other income (expense)	(847,997)	3,269	(851,266)	-26041%
Loss before income taxes	$(5,372,070)	$(998,596)	$(4,373,474)	438%
Provision for income taxes	1,257	-	1,257	100%
Net loss	$(5,373,327)	$(998,596)	$(4,374,731)	438%

Revenue

Revenue for the three and nine months ended September 30, 2025, was $1,446,917 and $4,562,604, respectively as compared to $1,435,376 and $5,211,665 for the three and nine months ended September 30, 2024, an increase of $11,541 and decrease of $(649,061), respectively. The decrease in revenue was due to the decrease in demand for our emergency preparedness services by certain states and local governments.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2025, was $953,610 and $2,812,334 respectively as compared to $970,931 and $3,067,421 for the three and nine months ended September 30, 2024, respectively. The decrease in the comparative three month period is due to a $38,580 decrease in direct labor. The decrease in the comparative nine month period is due to a $192,855 decrease in freight forwarding.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2025, were $2,372,465 and $6,274,343, respectively, compared to $1,245,428 and $3,146,109 respectively for the three and nine months ended September 30, 2024, an increase of $1,127,037 and $3,128,234 respectively. The Company’s consulting and professional fees increased by $304,136 and $724,143 for the three and nine months ended September 30, 2025 respectively, compared to the same period in 2024 as a result of hiring professionals to support our capital raising process for our initial public offering and being a public entity. The Company’s information technology support increased by $31,306 and $20,001 for the three and nine months ended September 30, 2025, compared to the same period in 2024 as the result of the purchase of additional equipment and hosting software. The Company’s marketing and advertising increased by $358,074 and $310 for the three and nine months ended respectively as on September 30, 2025, compared to the same period in 2024 as a result of hiring a marketing firm that specializes in pharma-based businesses, and the hiring an investor relations firm for our IPO.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2025, was $(852,183) and $(847,997) respectively and for the three and nine months ended September 30, 2024, it was $1,996 and $3,269 respectively, resulting in observed changes of $(854,179) and $(851,266) respectively. The key driver for the decrease relates to expenses related to the ELOC Facility. Refer to the discussion under “Liquidity and Capital Resources” for further information on the ELOC Facility. The Company accounted its ELOC Facility as a purchased put option and as a derivative liability under ASC 815 as it does not meet the scope exception, indexation guidance and equity classification criteria under ASC 815. As such, the Company recognized the purchased put option as a derivative liability wherein it is recognized at fair value at each reporting period and changes to fair value are charged against the Company’s statement of operations. The initial fair value of purchased put option of $974,309 is charged against the Company’s statements of operations for the three months ended and nine month ended September 30, 2025 and is offset by the “Change in the Fair Value of the Derivative Liability” between inception date and September 30, 2025 of $350,268. Additionally, the Company also recognized other transaction expenses arising from the ELOC Facility of $229,041.

Liquidity and Capital Resources

The Company entered into a Purchase Agreement (“ELOC Facility”) with an investor on July 24, 2025, granting the Company the right, but not the obligation, to sell up to $25.0 million of common stock, subject to specified terms. The agreement terminates on the earlier of the first day of the month following the 18-month anniversary of the Commencement Date or when the Investor has purchased shares equal to the agreed investment amount. Upon effectiveness of the related registration statement, the Company will issue 15,000 commitment shares to the Investor. During the term, the Company may deliver Regular Purchase Notices ranging from $500,000 to $2,000,000 per notice, priced at 95% of the lowest daily VWAP during the measurement period (or 80% if the stock is not trading on Nasdaq Capital Market), or Exempt Purchase Notices of up to $1,000,000 per notice, priced at 90% of the prior day’s closing price with an incremental 10% share issuance.

The Company controls the timing and amount of sales under the ELOC Facility, which automatically terminates upon reaching $25.0 million or the maturity date. The Company may terminate at any time. If less than $7.5 million has been sold, a $250,000 termination fee applies, payable in cash or stock. On August 24, 2025, the Company filed a Form S-1 registration statement for up to 6,000,000 shares related to the ELOC Facility, which became effective on September 22, 2025.

As of September 30, 2025, the Company has issued approximately 123,208 shares of Common Stock under the ELOC Facility for net proceeds of approximately $497,750.

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements primarily through cash on hand, and cash flows from operations. As of September 30, 2025 and 2024, we had $2,789,744 and $2,097,945 of cash and cash equivalents, respectively.

	(Unaudited)
	For Nine months ended
	September 30,
	2025	2024	Change
Cash provided by (used in) operating activities	$(3,887,737)	$1,263,526	$(5,151,263)
Cash used in investing activities	(616,896)	(46,167)	(570,729)
Cash provided by (used in) financing activities	5,196,432	(3,563,676)	8,760,108
Increase (decrease) in cash and cash equivalents	$691,799	$(2,346,317)	$3,038,116

Cash provided by (used in) operating activities

For the nine months ended September 30, 2025, cash used in operating activities was $(3,887,737) compared to cash provided by operating activities of $1,263,526 during the nine months ended September 30, 2024, a decrease of $(5,151,263). This decrease was primarily due to increase in net loss of $(4,374,731) and a decrease in changes to accounts receivable of $(2,199,719) and offset by non-cash adjustment to net loss for stock based compensation of $1,154,742 and fair value of derivative liability of $624,041.

Cash used in investing activities

For the nine months ended September 30, 2025, cash used in investing activities was $(616,896) compared to $(46,167) for the nine months ended September 30, 2024, an increase of $(570,729). This increase is a result of leasehold improvements made to the new corporate office during the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024.

Cash provided by (used in) financing activities

During the nine months ended September 30, 2025, cash provided by (used in) financing activities was $5,196,432 compared to $(3,563,676) during the nine months ended September 30, 2024, an increase of $8,760,108. Our financing activities for the nine months ended September 30, 2025 compared to September 30, 2024 included a decrease in partners distributions of $3,382,254 and an increase in proceeds from IPO and overallotment, net of $4,622,111 and proceeds from issuance of shares under the ELOC Facility of $497,750.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

As of September 30, 2025, the Company issued approximately 123,208 shares of Common Stock under the ELOC Facility for net proceeds of approximately $497,750.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1,as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.1	Form of Equity Purchase Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.2	Form of Registration Rights Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.3	Standard Sublease Agreement, dated October 1, 2024, by and between lessor and Callan JMB, Inc.
10.4	Standard Lease Agreement, dated April 1, 2025, by and between Outlaw Run Ranch, LLC. and Coldchain Technology Services, LLC
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ Wayne Williams	Chief Executive Officer, President	November 14, 2025
Wayne Williams	(Principal Executive Officer) and Chairman of the Board

/s/ Shannon Badger	Interim Chief Financial Officer	November 14, 2025
Shannon Badger.	(Principal Financial and Accounting Officer)

