Form 10-K
period 2025-12-31
CALLAN JMB INC.
filed 2026-03-31
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2025

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,398,291; 1,443,569 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2025 have been deemed affiliates.

As of March 25, 2026, the Company had 5,627,368 shares of common stock, $0.001 par value, issued and outstanding.

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

Our Organizational Structure

Corporate Structure

We originally formed as Coldchain Technology Services, LLC, a Texas limited liability company. We reorganized as a holding company to Callan JMB Inc., a Nevada corporation, on January 24, 2024. We are headquartered at 244 Flightline Drive, Spring Branch, TX 78070. We also established an entity, Callan JMB Services (India) Private Limited is domiciled in Pune, Maharashtra, India and is 99.9% owned by Callan JMB and has no operations or activities as of December 31, 2025.

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

Our Customers

As of December 31, 2025, our top three customers, the Customer 1 (58%), Customer 2 (10%), and Customer 3 (11%), collectively accounted for approximately 79% of our revenue.

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

Our Industry

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

Employees and Human Capital Management

As of the date of this report, we have 20 employees, of which 18 are full-time employees, and 2 are part-time or contractual/seasonal employees engaged on a seasonal and as-needed basis. We also engage independent contractors to provide services to the Company on an as-needed basis. The safety of our employees and customers is extremely important to us. We periodically review and assess our policies, practices and procedures to create a safer work environment for our employees.

Our Corporate Information

Callan JMB Inc. was formed as Coldchain Technology Services, LLC, a Texas limited liability company. We reorganized as a holding company to Callan JMB Inc., a Nevada corporation, on January 24, 2024. Our corporate headquarters are located at 244 Flightline Drive, Spring Branch, Texas 78070. Our main telephone number is (830) 438-0395. Our principal Internet website address is https://callanjmb.com. The information on our website is not incorporated by reference into, or a part of, this Annual Report.

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

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

Historically, we have incurred significant losses and we may continue to incur losses in the future.

We generated a net loss of $(7,966,366) for the year ended December 31, 2025 and have historically incurred significant losses, including losses of $(2,293,648) for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $(10,260,014). In order to achieve and sustain revenue growth in the future, we must expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

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

We depend on the availability of certain component products used in our solutions; delays or increased costs in the procurement of components manufactured by third parties could adversely affect our business operations, financial performance and results of operations, and we may experience customer dissatisfaction and harm to our reputation.

If we fail to procure sufficient components used in our products from our third-party manufacturers, we may be unable to deliver our solutions to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We currently acquire various component parts for our solutions from various independent manufacturers, some of which are sole sourced. We would likely experience significant delays or cessation in producing some of these components if a labor strike, natural disaster, public health crisis, act of war or other supply disruption were to occur. If we are unable to procure a component from one of our manufacturers, we may be required to enter into arrangements with one or more alternative manufacturing companies, which may cause delays in producing components or result in significant increases in costs. To date, we have not experienced any material delay that has adversely impacted our operations, but this does not mean that we will continue to have timely access to adequate supplies of essential materials and components in the future or that supplies of these materials and components will be available on satisfactory terms when needed. If our vendors for these materials and components are unable to meet our requirements, fail to make shipments in a timely manner, or ship defective materials or components, we could experience a shortage or delay in supply or fail to meet our contractual requirements, which would adversely affect our results of operations and negatively impact our cash flow and profitability. Continued delay in our ability to produce and deliver our products and services could also cause our customers to purchase alternative products and services from our competitors and/or harm our reputation.

We will have difficulty increasing our revenues if we experience delays, difficulties or unanticipated costs in establishing the sales, marketing and distribution capabilities necessary to successfully commercialize our solutions.

We plan to further enhance our sales, marketing and distribution capabilities in the Americas, EMEA, and APAC. It will be expensive and time-consuming for us to develop and integrate our global marketing and sales network and thus we intend to further broaden our strategic alliances with domestic and international providers of shipping services and other solutions providers to the life sciences industry to incorporate use of our platform of solutions in their service offerings. We may not be able to provide adequate incentive to our sales force or to establish and maintain favorable distribution and marketing collaborations with others to promote our solutions. In addition, any third party with whom we have established a marketing and distribution relationship may not devote sufficient time to the marketing and sales of our solutions, thereby exposing us to potential expenses in exiting such distribution agreements. We, and any of our alliance partners, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties. Therefore, if we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our alliance partners fail to promote our solutions, we will have difficulty increasing our revenues and the revenue may not offset the additional expense of expansion.

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

Our products and services may expose us to liability in excess of our current insurance coverage.

Our platform of products and services involve significant risks of liability, which may substantially exceed the revenues we derive from them. We cannot predict the magnitude of these potential liabilities. We currently maintain general liability insurance and product liability insurance. Claims may be made against us that exceed the limits of these policies.

Our liability policy is an “occurrence” based policy. Thus, our policy is complete when we purchased it and following cancellation of the policy it continues to provide coverage for future claims based on conduct that took place during the policy term. Our insurance coverage, however, may not protect us against all liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be aware of the need for, or be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our customers may ship potentially harmful biological materials in our dewars. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. In the event of an accident, we could be held liable for damages.

We are subject to concentration risk.

For the year ended December 31, 2025, three customers, Customer 1 (58%), Customer 2 (10%), and Customer 3 (11%), accounted for approximately 79% of total revenues generated. For the year ended December 31, 2024, three customers, Customer 1 (51%), Customer 4 (18%) and Customer 2 (13%), accounted for approximately 82% of total revenues generated. We have long-term agreements with Customer 1, which expire under their existing terms in 2026 and 2029 years, respectively. In 2025, the Company experienced a reduction in revenue. Approximately $835,878 of the decrease was attributable to a significant customer temporarily suspending orders during the year. In addition, another customer significantly reduced its operations during 2025, and the Company no longer conducts business with that customer, which further contributed to the decline in revenue.

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

Mr. Williams and Dr. Croyle currently control collectively 62% of the voting power of our outstanding common stock. Mr. Williams controls approximately 42% of the voting power of our outstanding common stock and Dr. Croyle controls approximately 14% of such voting power, and as a result, we currently are, and will continue to be a “controlled company” within the meaning of the corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Changes in trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Our international operations and transactions depend upon favorable trade relations between the United States and the foreign countries in which our customers and suppliers have operations. It may be time consuming and expensive for us to adapt to any changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business. If such changes occur, this could adversely affect our business and results of operations.

For example, beginning in 2025, the current Trump administration instituted changes in trade policies that included the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where we conduct our business, such as China and the European Union (EU), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.

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

ITEM 2. PROPERTIES

We do not own any real property. Our executive offices are located at 244 Flightline Drive, Spring Branch, Texas 78070 which we leased from a third party. We also have an office lease space at 524 Singing Oaks, Spring Branch, Texas 78070. We lease such property from a related party under a lease agreement that commenced on April 1, 2024, and expires on December 31, 2029, with a monthly base rent of $15,425. We also lease additional warehouse space from a related party under a lease agreement that expires on December 31, 2025, with respective monthly base rents of $7,500. Such lease was amended on March 20, 2025 to extend the term from December 31, 2025 to December 31, 2029, and increase the square footage of the leased property, a corresponding increase in monthly rent payments from $7,500 monthly to $9,800 monthly. In addition, we lease three other properties for warehousing and distribution purposes. Our aggregate current monthly rental expense is approximately $42,000.

Leased Properties

Address	Gross floor area (square feet)	Use of the property
524 Singing Oaks, Spring Branch, Texas 78070	5,000 sq. ft.	Warehouse/Office
244 Flightline Drive, Spring Branch, Texas 78070	10,000 sq. ft.	Warehouse/Office
10130 SW North Dakota St., Tigard, Oregon 97223	4,800 sq. ft	Warehouse
1500 4th St., Unit #6, Blanco, Texas 78606	1,000 sq. ft.	Warehouse/Office
210 Kestral Drive, Spring Branch, Texas 78070	7,872 sq. ft.	Warehouse
16025 Farm to Market 32, Blanco, Texas 78606	8,500 sq. ft.	Warehouse

ITEM 3. LEGAL PROCEEDINGS

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

The Company is also subject to litigation by its former employee where the ultimate disposition or resolution is uncertain. Management believes that as of December 31, 2025, material losses arising from this litigation are not probable.

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

Holders

As of the most recent practicable date, there were approximately 560 holders of record of our common stock.

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

None.

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

Results of Operations

Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

The following table provides certain selected financial information for the periods presented:

Year ended December 31,	2025	2024	Change	Change %
Revenue	$5,723,178	$6,563,412	$(840,234)	-13%
Cost of Revenue	3,618,637	4,000,149	(381,512)	-10%
Gross Profit	$2,104,541	$2,563,263	$(458,722)	-17%
Selling, General and administrative expenses	8,597,032	4,838,077	3,758,955	77%
Impairment loss on property and equipment	542,088	-	$542,088	100%
Income (loss) from operations	$(7,034,579)	$(2,274,814)	$(4,759,765)	209%
Other income (expense)	(934,752)	6,532	(941,284)	100%
Income (loss) before income taxes	$(7,969,331)	$(2,268,282)	$(5,701,049)	251%
Provision for income taxes	(2,965)	25,366	(28,331)	100%
Net income (loss)	$(7,966,366)	$(2,293,648)	$(5,672,718)	247%

Revenue

Revenue for the year ended December 31, 2025, was $5,723,178 as compared to $6,563,412 for the year ended December 31, 2024, a decrease of $840,234. This decrease was due to the decrease in demand for our emergency preparedness services by certain states and local governments.

Cost of revenue

Cost of revenue for the year ended December 31, 2025, was $3,618,637 as compared to $4,000,149 for the year ended December 31, 2024, a decrease of $381,512. This decrease is primarily attributed to a decrease in revenue.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the year ended December 31, 2025, were $8,597,032 compared to $4,838,077 and for the year ended December 31, 2024, an increase of $3,758,955. The Company’s consulting and professional fees increased by $821,739 for the year ended December 31, 2025, compared to the prior period in 2024 as a result of hiring professionals to support our capital raising process for our initial public offering and being a public entity. The Company’s information technology support increased by $135,927 for the year ended December 31, 2025, compared to the same period in 2024, as a result of the purchase of additional equipment and hosting software. The Company’s marketing and advertising increased by $206,901 for the year ended December 31, 2025, compared to the same period in 2024 as a result of hiring a marketing firm that specializes in pharma-based businesses, and hiring an investor relations firm for our IPO.

Impairment loss on property and equipment

The Company recorded an impairment charge of $542,088 related to certain property and equipment after identifying the carrying amount of the asset was not recoverable.

Other income (expense)

Other income (expense) for the year ended December 31, 2025, was $(934,752) and for the year ended December 31, 2024, it was $6,532, resulting in observed changes of $(941,284). The key driver for the decrease relates to expenses related to the ELOC Facility. Refer to the discussion under “Liquidity and Capital Resources” for further information on the ELOC Facility. The Company accounted its ELOC Facility as a purchased put option and as a derivative liability under ASC 815 as it does not meet the scope exception, indexation guidance and equity classification criteria under ASC 815. As such, the Company recognized the purchased put option as a derivative liability wherein it is recognized at fair value at each reporting period and changes to fair value are charged against the Company’s statement of operations. The initial fair value of purchased put option of $974,309 is charged against the Company’s statements of operations for year ended December 31, 2025, and is offset by the “Change in the Fair Value of the Derivative Liability” between inception date and December 31, 2025, of $603,093. The Company also recognized other transaction expenses arising from the ELOC Facility of $569,552.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the financial statements do not include adjustments for the recoverability and classification of assets and their carrying amounts, or for the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company has incurred net losses of $ (7,966,366) and $(2,293,648) for the years ended December 31, 2025, and 2024, respectively, and an accumulated deficit of $(10,260,014) as of December 31, 2025.

The continuation of the Company as a going concern depends on continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, CJMB has funded its operations through a combination of operating cash flows and external financing sources, including the Equity Line of Credit, which has 23.45 million remaining availability, subject to market conditions (please see Note 8 – Equity – Equity Line of Credit), and other sources, such as through funding from Mr. Wayne Williams, the Company’s Chief Executive Officer and largest shareholder. Management intends to continue evaluating and utilizing available funding to support the Company’s operations and growth, including operating cash flows and potential other sources of funding, such as equity or debt financing, as well as additional funding from Mr. Williams.

Actual sales of shares of common stock to Investor as a drawdown under the ELOC Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

As of December 31, 2025, the Company has issued approximately 340,094 shares of Common Stock under the ELOC Facility for net proceeds of approximately $497,750. Additionally, as of March 31, 2026, the Company has raised $1.55 million, with $23.45 million remaining availability from such ELOC Facility. Management believes that these liquidity sources, combined with its plan to explore various strategic initiatives, investment opportunities and cost reduction strategy, will alleviate any substantial doubts regarding the Company’s ability to continue as a going concern.

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations and ELOC Facility. As of December 31, 2025, and 2024, we had $2,130,758 and $ $2,097,945 of cash and cash equivalents, respectively.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change
Cash provided by (used in) operating activities	$(4,546,724)	$540,353	$(5,087,077)
Cash provided by (used in) investing activities	$(616,896)	$(46,167)	$(570,729)
Cash provided by (used in) financing activities	$5,196,433	$(3,551,861)	$8,748,294
Increase (decrease) in cash	$32,813	$(3,057,675)	$3,090,488

Cash provided by (used in) operating activities

For the year ended December 31, 2025, cash used in operating activities was $4,546,724 compared to cash provided by operating activities of $540,353 during the year ended December 31, 2024, a decrease of $5,087,077. This decrease was primarily due to an increase in net loss of $5,557,366, a decrease in changes in accounts receivable of $(2,350,061) and offset by non-cash adjustment to net loss for stock based compensation of $1,559,756 and fair value of derivative liability of $371,216 and other non-cash expenses relating to ELOC Facility of $519,552. Additionally, the Company recognized a $542,088 loss on impairment related to certain property and equipment.

Cash used in investing activities

For the year ended December 31, 2025, cash used in investing activities was $616,896 compared to $46,167 for the year ended December 31, 2024, an increase of $570,729. The increase is due to purchases of various fixed assets and this increase is also a result of leasehold improvements made to the new corporate office during the year ended December 31, 2025.

Cash provided by (used in) financing activities

During the year ended December 31, 2025, cash provided by (used in) financing activities was $5,196,433 compared to ($3,551,861) during the year ended December 31, 2024, a change of $8,748,294. Our financing activities for the year ended December 31, 2025 compared to December 31, 2024 included a decrease in partners distributions of $3,382,254 and an increase in proceeds from IPO and overallotment, net of $4,543,989 and proceeds from issuance of shares under the ELOC Facility of $497,750.

We may seek to obtain additional capital through the sale of debt or equity financing or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute investors, and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing when needed, on favorable terms or at all, future operations may have to be scale back or discontinued.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements, except for the previously discussed ELOC Facility.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The Company’s services are generally transferred to customers over time, consistent with the satisfaction of the related performance obligations.

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

The derivative liability is valued using a Monte Carlo simulation model utilizing a variety of inputs and assumptions such as volatility, risk-free rates, volume weighted average price and cash flow assumptions. This is considered a Level III valuation technique. Please see Note 11, “Equity” for information on these assumptions and fair value of this derivative liability as of September 30, 2025.

	December 31, 2025	Level 1	Level 2	Level 3
Derivative liability at fair value	$371,216	$—	$—	$371,216
Total liability measured at fair value	$371,216	$—	$—	$371,216

There are no assets or liabilities measured at fair value as of December 31, 2024.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about certain types of costs and expenses in the notes to the financial statements. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively, with the option to apply them retrospectively. We are currently evaluating the impact of the new standard’s disclosure requirements on our financial statements.

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

Recently Adopted Accounting Standards

For a discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included herein.

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

DECEMBER 31, 2025 AND 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. As of December 31, 2025, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures in pursuant to applicable Exchange Act rules. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were not effective at a reasonable assurance level as a result of the material weakness in internal control over financial reporting disclosed below. The Company’s remediation plan for the material weakness in internal control over financial reporting is also discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Based on this evaluation, management identified a material weakness related to the timeliness and consistency of execution of oversight and governance impacting the performance of certain internal control activities, which affected the Company’s ability to consistently achieve its control objectives. Accordingly, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2025. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, the Company continued to develop and refine its disclosure controls and other procedures designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms.

In response to the identified material weakness, management enhanced oversight and governance processes, improved documentation of accounting policies and procedures, and engaged experienced third-party advisors to support GAAP compliance and financial reporting. While progress was made during 2025, remediation of the material weakness will not be considered complete until the redesigned controls have operated effectively for a sustained period and have been validated through testing.

Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting, could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangements (as such term is defined in Item 408 of Regulation S-K).

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

MANAGEMENT

Directors and Executive Officers

The following sets forth information on our executive officers, directors, and director nominees as of the date of this Annual Report:

Name	Age	Position
Wayne Williams		62 Chief Executive Officer, President and Chairman of the Board of Directors(1)(2)
Eric L. Kash	67	Executive Vice President, Director(1)(2)
Christopher Shields	57	Interim Chief Financial Officer(3)
Dr. David J. Croyle	66	Chief Medical Officer
Liberty Duke	51	Independent Director(1)
Mark Meller	65	Independent Director(1)
Gerald Dial	87	Independent Director(1)

(1)	Appointed to our board of directors on February 4, 2025.

(2)	Mr. Kash was appointed as Chairman to our board of directors on February 4, 2025, with Mr. Williams succeeding on February 12, 2025.

(3)	Mr. Shields was appointed as interim CFO on December 1, 2025.

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

Eric L. Kash has served as Executive Vice President, and Director since October 1, 2024. Prior to joining Callan JMB, since 2015, Mr. Kash has been operating as the President of Alpha Kash, LLC, a business consultancy service. In this capacity, Mr. Kash has assisted companies in business development, corporate strategy, and capital formation. The industries included technology, consumer goods, medical devices, and an e-prescription company.

Prior to Alpha Kash, LLC, between January 2008 to March 2013, Mr. Kash was the CEO/CFO of Coupon Express Inc., a publicly traded company that was engaged in advertising and couponing with national supermarket chains and worked as an investment banker in the microcap sector for over 10 years. Mr. Kash completed his B.S. in Accounting and graduated magna cum laude from Bentley College, received an MBA from the University of Virginia’s Darden School in 1983 and received a CPA accreditation in 1981. We believe that Mr. Kash’s prior work experience, expertise in running a public company, and business acumen will be critical in our operations and be of great assistance to us in their capacity as a member of our Board.

Christopher Shields, the Company’s Senior Vice President (Governmental Affairs), was appointed Interim Chief Financial Officer until a permanent Chief Financial Officer is appointed. Mr. Shields has also served as the Company’s Senior Vice President (Governmental Affairs) since April 15, 2025. Prior to joining the Company, Mr. Shields served as Assistant Commissioner (Bureau of Preparedness and Response) with Chicago Department of Public Health, City of Chicago, from February 2011 to March 2025, where he led City of Chicago’s efforts to prepare for and respond to the health consequences of disasters including severe weather, special events, infectious diseases, chemical/biological/radiological releases. Additionally, Mr. Shields has more than three decades of experience managing operations and logistics components of various stages and branches of public health emergency preparedness and response, among others. Mr. Shields received a B.S., in Community Health Administration in 1990 from Northern Illinois University, DeKalb, Illinois, and also completed the Critical Infrastructure Protection Certificate Program at the Texas A&M Engineering Extension Service (TEEX) between 2016 to 2017. Mr. Shields currently serves on Northern Illinois University’s College of Health and Human Sciences Advisory Board.

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

Director Compensation

For the year ended December 31, 2025, our director fees amounted to $67,708. In the 2024 fiscal year, we did not provide compensation to our directors for their service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Liberty Duke	$22,569	$102,750	$125,319
Mark Meller	$22,569	$102,750	$125,319
Gerald Dial	$22,569	$102,750	$125,319

(1)	Amounts in this column reflect the fair value of restricted stock based on the closing price of the Company’s stock on the grant date

Independent Director Agreements

On October 1, 2024, the Company entered into a director agreement (the “Director Agreement”) with each of Messrs. Dial and Meller and Ms. Duke. Pursuant to the Director Agreement, each director was appointed as a member of the board of directors of the Company effective February 4, 2025, with our initial public offering, and until the next annual meeting of the Company’s stockholders or until their earlier resignation, removal, or death.

In consideration for serving as a member of the Company’s board of directors, each director shall be paid a cash fee of $6,250 per fiscal quarter. In addition, each director will be awarded 6,250 shares of the Company’s common stock each fiscal quarter and will be entitled to participate in an equity incentive plan after its approval by the Board.

The Company has also agreed to reimburse the directors for reasonable business-related expenses approved in advance by the Company, such approval not to be unreasonably withheld.

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

Rule 10b5-1 Trading Arrangement

None

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and LLC distributions earned by or paid to our directors and executive officers.

Name and Principal Position	Year	Guaranteed Payments	Remuneration (1, 2, 3)	Bonus	Stock Awards (5, 6)	Option Awards (5) (7)	Non-Equity Incentive Compensation Awards (6)	LLC Distributions (1)	Total
Wayne Williams, CEO, President and Chairman of the Board	2025	$-	$541,128	$-	$-	$454,000	$-	$-	$995,128
	2024	$25,000	$453,085	$-	$-	$-	$-	$2,496,191	$2,974,276
David J. Croyle, M.D., Chief Medical Officer	2025	$-	$87,692	$-	$-	$-	$-	$-	$87,692
	2024	$-	$-	$-	$-	$-	$-	$832,063	$832,063
Eric Kash, Executive Vice President and Director (2)	2025	$-	$208,419	$-	$-	$681,000	$-	$-	$889,419
	2024	$-	$102,885	$-	$-	$-	$-	$-	$102,885
Christopher Shields, Interim Chief Financial Officer (4)	2025	$-	$150,236	$-	$-	$-	$-	$-	$150,236
	2024	$-	$-	$-	$-	$-	$-	$-	$-
Jeffrey Applemen, Former Chief Financial Officer (3)	2025	$-	$57,539	$-	$-	$89,775	$-	$-	$147,314
	2024	$-	$171,739	$-	$-	$-	$-	$-	$171,739

(1)	Compensation calculated for the reorganization of Coldchain Technology Services, LLC, and any/all earlier compensations and proceeds received by the then members of the limited liability entity.
(2)	Prior to their employment, Mr. Kash received $17,000 for consulting services provided to the Company during and for the year ended December 31, 2024.
(3)	Prior to their employment, Mr. Appleman received $171,739 for consulting services provided to the Company during the year ended December 31, 2024. Mr. Appleman employment was terminated by the Company on May 13, 2025. All unvested options were forfeited upon termination.
(4)	Mr. Shields was appointed as interim CFO on December 1, 2025 until a permanent Chief Financial Officer is appointed. He is also serving as the Company’s Senior Vice President (Governmental Affairs) since April 15, 2025.
(5)	The dollar amount for stock awards and option awards is the aggregate grant date fair value of awards granted during the year computed for financial statement reporting purposes in accordance with ASC 718.
(6)	This includes stock awards containing a performance-based vesting condition, wherein the dollar amount reflects the value of the award at the grant date based on the probable outcome of the performance conditions and is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC 718
(7)	Subsequent to December 31, 2025, the Company granted 100,000 stock options subject to certain vesting conditions to its key executive in accordance with his employment agreement.

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

Christopher Shields, Interim Chief Financial Officer and Senior Vice President (Governmental Affairs)

Effective as of December 1, 2025, the Callan JMB Inc., a Nevada corporation (the “Company”) appointed Christopher Shields, the Company’s Senior Vice President (Governmental Affairs), to serve as Interim Chief Financial Officer until a permanent Chief Financial Officer is appointed. Mr. Shields, age 57, has served as the Company’s Senior Vice President (Governmental Affairs), since April 15, 2025, pursuant to the employment agreement, dated March 15, 2025 (the “Employment Agreement”).

The Company has not yet determined any changes to Mr. Shields’s compensation as a result of his appointment as Interim Chief Financial Officer, and Mr. Shields shall continue to perform his services as disclosed in the Employment Agreement in addition to the current services, at an annual base salary of (i) $230,000 for the period from January 1, 2026, through December 31, 2026 and (ii) $260,000 for the period from January 1, 2027 through December 31, 2027 (the “Base Salary”). During the remainder of the Term, the Base Salary shall be reviewed by the Compensation Committee of the Board of Directors of the Company (the “Board”) and/or the Board each year, and the Board may, from time to time, increase such Base Salary. The Company also affords Mr. Shields the opportunity to earn an incentive bonus equal to thirty percent (30%) of the Base Salary for such fiscal year, payable to the extent the applicable performance goals are achieved (which goals and payment matrices set by the Compensation Committee of the Board in its discretion). Also, Mr. Shields received 100,000 options to purchase the Company’s common stock. Such options vest quarterly over a 24- month period starting 3 months from the effective date of the Employment Agreement.

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

Equity-Based Incentive Awards

The following table lists outstanding equity awards held by our NEOs as of December 31, 2025.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Options Exercise Price ($)	Options Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights that Have not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Wayne Williams	2/5/2025	75,000	125,000	$4.00	2/5/2035
	2/5/2025					250,000	$8,875	225,000	$-
Eric Kash	2/5/2025	112,500	187,500	$4.00	2/5/2035
Jeffrey Appleman	2/5/2025	37,500	(1)	$4.00	2/5/2035

(1) – Mr Appleman’s employment was terminated by the Company on May 13, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2026 for (i) each of our named executive officers and directors, (ii) all of our named executive officers and directors as a group, and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons have the right to acquire within sixty (60) days of March 25, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding to compute the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Callan JMB Inc., 524 Singing Oaks, Spring Branch, Texas 78070-6241.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
Wayne Williams(1)	2,377,468	42%
David Croyle, M.D.(2)	789,805	14%
Eric Kash	300,000	*
Mark Meller	25,000	*
Liberty Duke	27,412	*
Gerald Dial	27,461	*
Christopher Shields	-	*
All Executive Officers & Directors as a Group	3,547,146	56%

*Represents beneficial ownership of less than 1%.

(1) Consists of (i) 2,250,000 shares of Common Stock, owned and controlled directly and indirectly, and (ii) 25,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of May 2, 2035.

(2) Consists of (i) 750,000 shares of Common Stock, owned and controlled directly, and indirectly.

Change In Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company. However, Wayne Williams, the Company’s Chief Executive Officer, currently owns 2,377,468 shares of our common stock, representing approximately 42% of our outstanding common stock as of December 31, 2025. As a result, Mr. Williams will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Williams will have the ability to control the management and affairs of the Company as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Williams sells his common stock at any time or controls the Company at the time of his death, control would be transferred to the purchaser or group of purchasers or a person or entity that he designates as his successor. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive stockholders of an opportunity to receive a premium for our common stock as part of a sale, and might ultimately affect the trading price of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Party Transactions:

Health Hero America, who is a related party by virtue of common ownership of the Company. During the year ended December 31, 2025, the Company provides certain labor services to HHA and recognized service revenue amounted $16,789. As of December 31, 2025 and 2024, receivables arising from this transaction amounted to $16,789 and $0, respectively.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company owed $0 to this related party.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $9,800 per month to ORR for rent expense. As of December 31, 2025, and 2024, operating lease liability relating to such lease agreement with this related party amounted to $389,630 and $88,435, respectively. See Note 6 for other key terms of the lease agreement.

Warehouse Asset Management, is a related party by virtue of common ownership. The Company’s leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of December 31, 2025 and December 31, 2024, operating lease liability relating to such lease agreement with this related party amounted to $625,805 and $741,729, respectively.

During the year ended December 31, 2025 and 2024, the Company made advancements of $0 and $18,669 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of December 31, 2025 and 2024, the amount owed from the director was $0 and $18,669, respectively. These amounts were repaid in full in 2025.

During the year ended December 31, 2025, the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period and is subject to the same vesting condition as the Company’s other stock option awards. 37,500 stock options have vested and fully exercisable as of December 31, 2025 and 62,500 stock options remain unvested. The key terms and fair value inputs and assumptions utilized for this stock option are disclosed in Note 9. The Company recognized $100,448 as an expense for the year ended December 31, 2025

Related party rent expenses are as follows:

Related Party	2025	2024
ORR	$110,700	$90,000
Warehouse Asset Management	186,366	167,500
Total	$297,066	$257,500

Transactions with Significant Stockholders

Other than compensation arrangements for our named executive officers and directors, which we describe above, see Executive Compensation-Employment Agreements, the only related party transactions to which we were a party during the years ended December 31, 2025 and December 31, 2024, or any currently proposed related party transaction, are as follows, each of which was entered into prior to the adoption of the approval procedures described above.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2025 and 2024, we engaged Rosenberg Rich Baker Berman, P.A. as our independent registered accounting firm. For the years ended December 31, 2025 and 2024, we incurred fees, as discussed below:

	Fiscal Year Ended
	December 31,
	2025	2024
Audit Fees (1)	$170,000	$160,000
Audit-Related Fees (1)	-	40,000
Tax Fees	-	-
Total	$170,000	$200,000

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
No.	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
4.2*	Description of Registrant’s Securities.
10.1	Reorganization Agreement and Plan of Share Exchange, dated February 2, 2024 by and among Coldchain Technology Services, LLC, (“CTS”), Callan JMB Inc., and shareholders of CTS (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.2	Professional Services Agreement, by and between The City of Chicago Department of Public Health and Coldchain Technology Services, LLC, dated December 21, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.3	Professional Services Agreement, by and between The City of Chicago Department of Public Health and Coldchain Technology Services, LLC, dated February 10, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.4	Standard Lease Agreement, dated April 1, 2024, by and between Warehouse Asset Management, LLC and Coldchain Technology Services, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.5†	Callan JMB Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.6†	Employment Agreement entered into between the Callan JMB Inc. and Wayne Williams, dated October 15, 2024, as amended as October 24,2024 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.7†	Employment Agreement entered into between the Callan JMB Inc. and Jeffrey Appleman, dated October 1, 2024, as amended as of October 24, 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.8†	Employment Agreement entered into between the Callan JMB Inc. and David J. Croyle, M.D., dated 1, 2024, as amended as of October 24, 2024 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.9†	Employment Agreement entered into between the Callan JMB Inc. and Eric L. Kash, dated October 1, 2024, as amended as of October 24, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.10†	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.11	Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company, Wayne Williams and Dr. David Croyle (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025).
10.12	Form of Equity Purchase Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.13	Form of Registration Rights Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.14	Amendment No. 1 to Purchase Agreement, dated as of March 10, 2026, by and between Callan JMB Inc. and Hexstone Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on March 12, 2026)
10.15	Standard Sublease Agreement, dated October 1, 2024, by and between lessor and Callan JMB, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on August 14, 2025)
10.16	Standard Lease Agreement, dated April 1, 2025, by and between Outlaw Run Ranch, LLC. and Coldchain Technology Services, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on August 14, 2025)
10.17*†	Employment Agreement entered into between the Callan JMB Inc. and Christopher Shields, dated April 15, 2025
14.1	Form of Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
19.1	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Current Report on form 8-K (File No. 001-42506)
21.1	List of subsidiaries of Callan JMB, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-289849), filed with the SEC on August 25, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ Wayne Williams	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board	March 31, 2026
Wayne Williams

/s/ Christopher Shields	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Christopher Shields

/s/ David J. Croyle, M.D.	Chief Medical Officer	March 31, 2026
David J. Croyle, M.D.

/s/ Eric L. Kash	Executive Vice President, and Director	March 31, 2026
Eric L. Kash

/s/ Mark Meller	Director (Independent)	March 31, 2026
Mark Meller

/s/ Liberty Duke	Director (Independent)	March 31, 2026
Liberty Duke

/s/ Gerald Dial	Director (Independent)	March 31, 2026
Gerald Dial

CALLAN JMB INC.

(Formerly Coldchain Technology Services, LLC)

FINANCIAL STATEMENTS AS OF AND FOR

THE YEARS ENDED

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Callan JMB Inc. (formerly Coldchain Technology Services, LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Callan JMB Inc. (formerly Coldchain Technology Services, LLC) (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, statements of stockholders’ equity/members’ capital, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 31, 2026

CALLAN JMB INC.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2025 and 2024

	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$2,130,758	$2,097,945
Accounts receivable, net of allowance for credit losses of $61,675 and $64,000, respectively	343,246	622,914
Inventory	243,285	158,362
Related party loans	-	18,669
Tax refund receivable	-	6,377
Other current assets	341,311	278,896
Deferred offering costs	-	136,025
Total current assets	$3,058,600	3,319,188
Right of use assets – operating lease	1,917,563	883,029
Property and equipment, net of accumulated depreciation of $760,655 and $608,703, respectively	799,538	876,682
Security deposit	-	3,650
Total assets	$5,775,701	$5,082,549

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$564,014	$371,661
Accrued expenses	502,183	506,381
Corporate taxes payable	23,085	23,000
Deferred revenue	-	94,097
Right of use liability – operating lease	323,935	279,176
Total current liabilities	1,413,217	1,274,315
Right of use liability – operating lease	1,663,229	628,274
Derivative liability	371,216	-
Deferred tax liabilities	-	6,602
Total long-term liabilities	$2,034,445	634,876
Total liabilities	$3,447,662	1,909,191
Commitments and contingencies – Note 7
Stockholders’ Equity
Preferred stock - authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common stock - authorized 190,000,000 shares, par value $0.001 par value; 4,858,663 issued and outstanding as of December 31, 2025 and 3,000,000 December 31, 2024	4,860	3,000
Additional paid in capital	12,583,193	5,464,006
Accumulated deficit	(10,260,014)	(2,293,648)
Total stockholders’ equity	$2,328,039	$3,173,358
Total liabilities and stockholders’ equity	$5,775,701	$5,082,549

The accompanying notes are an integral part of these consolidated financial statements.

CALLAN JMB INC.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	2025	2024
Revenue	$5,723,178	$6,563,412
Cost of revenue	3,618,637	4,000,149
Gross profit	2,104,541	2,563,263
Selling, general and administrative expenses	8,597,032	4,838,077
Impairment loss on property and equipment	542,088	-
Loss from operations	(7,034,579)	(2,274,814)
Other income (expenses)
Interest income	8,691	11,904
Interest expense	(2,675)	(5,372)
ELOC facility transaction expenses	(569,552)	-
Changes in fair value of derivative liability (see Note 8)	(371,216)	-
Total other income (expenses)	(934,752)	6,532
Loss before income taxes	(7,969,331)	(2,268,282)
Provision (benefit) for income taxes	(2,965)	25,366
Net loss	$(7,966,366)	$(2,293,648)
Weighted average common shares outstanding – basic and diluted (See Notes 3 and 4)	4,379,624	2,630,137
Net loss per common share - basic and diluted (See Notes 3 and 4)	$(1.82)	$(0.87)

The accompanying notes are an integral part of these consolidated financial statements.

CALLAN JMB INC.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

					Total	Additional		Total
	Preferred Stock		Common Stock		Members’	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity
January 1, 2025	-	-	3,000,000	$3,000	$-	$5,464,006	$(2,293,648)	$3,173,358
Net loss	-	-	-	-	-	-	(7,966,366)	(7,966,366)
Common stock issued in initial public offering, net of costs	-	-	1,280,000	1,280	-	3,950,588	-	3,951,868
Common stock issued in initial public offering (over allotment), net of costs	-	-	163,569	165	-	591,956	-	592,121
Stock based compensation	-	-	-	-	-	1,559,756	-	1,559,756
Restricted stock unit awards vesting	-	-	75,000	75	-	(75)	-	-
Issuance of ELOC Shares	-	-	340,094	340		938,962	-	939,302
Issuance of Commitment Shares	-	-	-	-	-	78,000	-	78,000
December 31,2025	-	-	4,858,663	$4,860	$-	$12,583,193	$(10,260,014)	$2,328,039

					Total	Additional		Total
	Preferred Stock		Common Stock		Members’	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Equity
January 1, 2024	-	$-	-	-	8,795,260	-		8,795,260
Net loss	-	-	-	-	-	-	(2,293,648)	(2,293,648)
Distributions	-	-	-	-	(3,328,254)	-	-	(3,328,254)
Membership exchange for common stock	-	-	3,000,000	3,000	(5,467,006)	5,464,006	-	-
December 31, 2024	-	$-	3,000,000	3,000	-	5,464,006	(2,293,648)	3,173,358

The accompanying notes are an integral part of these consolidated financial statements.

CALLAN JMB INC.

(Formerly Coldchain Technology Services, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(7,966,366)	$(2,293,648)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision (Recovery) for credit losses	230,190	(131,000)
Depreciation and amortization	151,952	143,691
Changes in fair value of derivative liability	371,216	-
Other non-cash expenses relating to ELOC Facility	519,552	-
Stock based compensation	1,559,756	-
Impairment loss on property and equipment	542,088	-
Changes in operating assets and liabilities:
Accounts receivable	49,478	2,407,236
Inventory	(84,923)	(43,623)
Tax refund receivable	6,377	(6,377)
Other current assets	(58,765)	(42,909)
Operating lease liabilities	45,180	15,514
Accounts payable and accrued expenses	188,155	461,958
Deferred revenue	(94,097)	73,909
Corporate taxes payable	85	(44,000)
Deferred tax liabilities	(6,602)	(398)
Net cash provided by (used in) operating activities	$(4,546,724)	$540,353
Cash flows used in investing activity:
Purchase of property and equipment	(616,896)	(46,167)
Net cash used in investing activity	$(616,896)	$(46,167)
Cash flows from (used in) financing activities:
Related party receivable	-	3,300
Related party loans	18,669	(17,073)
Deferred offering costs	136,025	(111,025)
Partner distributions	-	(3,328,254)
Net change note payable	-	(98,809)
Proceeds from IPO and overallotment, net	4,543,989	-
Proceeds from offering of ELOC shares	497,750	-
Net cash provided by (used in) financing activities	$5,196,433	$(3,551,861)
Increase (decrease) in cash and cash equivalents	32,813	(3,057,675)
Cash and cash equivalents at beginning of period	2,097,945	5,155,620
Cash and cash equivalents at end of period	$2,130,758	$2,097,945
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,675	$5,372
Initial recognition of derivative liability	974,309	-
Right of use assets acquired and corresponding operating lease liability	$708,321	$-
Right-of-use assets and corresponding lease liabilities due to lease modifications	$628,407	$900,133
Reduction in allowance for credit losses	-	$163,000
Membership exchange for common stock	$-	$5,410,007
Fair value of Stock Warrants issued at IPO	$144,358	$-
Deferred offering costs charged to additional paid-in-capital	$136,025	$-
Par value of shares issued for restricted stock award units vesting	$75	$-
Commitment shares adjustment to APIC	$78,000	$-
Other non-cash ELOC expenses	$441,552	$-

The accompanying notes are an integral part of these consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. was formed on January 24, 2024, in the State of Nevada for the purpose of reorganizing and becoming a holding company for Coldchain Technology Services LLC (see note 2). Coldchain Technology Services, LLC (“CTS”) was formed on December 27, 2006, in the state of Texas. CTS is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. Callan JMB Services (India) Private Limited is domiciled in Pune, Maharashtra, India and is 99.9% owned by Callan JMB and have no operations or activities as of December 31, 2025. The Company’s headquarters are located in Spring Branch, Texas.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the financial statements do not include adjustments for the recoverability and classification of assets and their carrying amounts, or for the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company has incurred net losses of $(7,966,366) and $(2,293,648) for the years ended December 31, 2025 and 2024, respectively, and an accumulated deficit of $(10,260,014) as of December 31, 2025.

The continuation of the Company as a going concern depends on continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As discussed in Note 11 and Note 13, on July 24, 2025, the Company entered into an ELOC Purchase Agreement (“Equity Line of Credit,” or the “ELOC Facility”) with an investor, whereby the Company has the right, but not the obligation, to sell to the investor therein, up to an aggregate of $25.0 million of shares of the Company’s common stock. The ELOC Facility has a term ending on (i) the first day of the month following the 18-month anniversary of the Commencement Date or (ii) the date the Investor has purchased the shares equal to the agreed investment amount. The Company will control the timing and amount of any sales of shares of common stock to Investor. Actual sales of shares of common stock to Investor as a drawdown under the ELOC Facility will depend on a variety of factors determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations. Additionally, on March 10, 2026, the Company entered into an amendment to the ELOC Facility wherein the maturity is extended through April 1, 2027. As of March 31, 2026, the Company has raised $1.55 million, with $23.45 million remaining availability from such ELOC Facility. Since inception, CJMB has funded its operations through a combination of operating cash flows and external financing sources, including the Equity Line of Credit, which has 23.45 million remaining availability, subject to market conditions (please see Note 11 – Equity – Equity Line of Credit), and other sources, such as through funding from Mr. Wayne Williams, the Company’s Chief Executive Officer and largest shareholder. Management intends to continue evaluating and utilizing available funding to support the Company’s operations and growth, including operating cash flows and potential other sources of funding, such as equity or debt financing, as well as additional funding from Mr. Williams. Management believes that these liquidity sources, combined with its plan to explore various strategic initiatives. investment opportunities and cost reduction strategy will alleviate any substantial doubts regarding the Company’s ability to continue as a going concern in the next twelve months from issuance date of these consolidated financial statements.

NOTE 2 - REORGANIZATION

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

Pursuant to an Exchange and Reorganization Agreement, dated as of November 14, 2024, among the Company, and all the existing stockholders of the Company, such stockholders have exchanged all their existing shares for new shares at a ratio of 0.6 new share for 1 existing share. As a result of the exchange, the total number of shares of Company stock outstanding was reduced from 5,000,000 shares to 3,000,000 shares. As a result of this reverse stock split, we have retroactively presented the outstanding number of shares and related earnings per-share calculations for the year ended December 2024 consolidated financial statements.

The following unaudited pro forma financial information has been prepared to reflect the effects of the reorganization of Coldchain Technology Services LLC (the “Company”) from a partnership to a C corporation on February 14, 2024. The pro forma financial information presents the financial results of the Company as if it had been taxed as a C corporation for the years ended December 31, 2024.

Balance Sheets

	Unaudited Historical December 31, 2024	Unaudited Pro-forma with tax accrual December 31, 2024
Assets
Total assets	$5,082,549	$5,082,549

Liabilities and Stockholders’ Equity
Liabilities:
Corporate taxes payable	23,000	23,000
Related party loans	-	2,042,000
Total current liabilities	1,280,917	3,322,917
Total liabilities	1,909,191	3,951,191
Total Retained earnings (deficit)/Members’ Capital	3,173,358	1,131,358
Total Liabilities and Stockholders’ Equity/Members’ Capital	$5,082,549	$5,082,549

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Assumptions for each of the pro-forma balance sheets are below:

a.	The Company was a C corporation as of January 1, 2022

b.	The pro forma balance sheets include an accrual for federal tax and state corporate taxes at a “blended rate” of 23% and was paid in the subsequent fiscal year.

c.	Stockholders/Members loan the Company $2,042,000 to pay the assumed taxes, the loan will bear interest at the prime rate of interest.

d.	Deferred taxes and liabilities have not been computed in the proforma as the adjustments are temporary and will reverse (see prior year financials).

e.	The pro forma adjustments do not include adjustments for deferred tax assets or liabilities due to the immateriality of the temporary differences at the date of the reorganization and are expected to reverse in the near term with minimal impact on the financial statements.

f.	No other financial data is being shown as there is no impact to the conversion to a C-Corporation.

Pro forma income statements showing the pro-forma income taxes, net earnings per share for the year ended December 31, 2024 is produced below.

		Unaudited Pro
		forma C Corp
	Actual	with tax accrual
	2024	2024
Income (loss) before income taxes	(2,268,282)	(2,268,282)
Provision for income taxes	25,366	25,366
Net income (loss)	$(2,293,648)	$(2,293,648)
Basic and diluted income per common share	$(0.87)	$(0.76)
Weighted-average number of common shares outstanding	2,630,137	3,000,000

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalent

The Company deposits its cash with high credit quality financial institutions. The Company’s account at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At December 31, 2025 and 2024, the Company’s balances exceeded federally insured limits by approximately $ 1,701,861 and $ 2,120,000, respectively.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful in collecting the outstanding balance due. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of December 31, 2025, and 2024 was $61,675 and $ 64,000, respectively.

	2025	2024
Beginning balance	$64,000	$378,695
Provision (recovery) for credit losses	230,190	(131,000)
Related allowances for written off accounts receivable	(152,568)	(183,695)
Reversal of allowance related to reinstated invoices previously charged off	(82,000)	-
Others	2,053	-
Ending balance	$61,675	$64,000

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company has several customers as of December 31, 2025 and 2024 that make up in excess of 10% of revenue as follows:

Customer	2025	2024
1	58%	51%
2	0%	18%
3	10%	13%
4	11%	0%

The Company has several customers as of December 31, 2025 and 2024 that make up in excess of 10% of accounts receivable as follows:

Customer	2025	2024
1	13%	14%
2	0%	48%
3	0%	25%
4	48%	0%
5	11%	0%

The Company has several vendors as of December 31, 2025 and 2024 that make up in excess of 10% of accounts payable as follows:

Vendor	2025	2024
1	29%	60%
2	17%	26%

The Company has several vendors as of December 31, 2025 and 2024 that make up equal to or more than 10% of services rendered to us as follows:

Vendor	2025	2024
1	12%	10%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we determined that establishing a reserve was not necessary at this time. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company’s inventory is comprised of raw materials for customers’ packaging needs as follows:

	December 31, 2025	December 31, 2024
Raw materials	$243,285	$158,362

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

Asset Classification:

Computer equipment 3-5 years

Furniture and fixtures 5-8 years

Leasehold Improvements Limited to lease term

The Company recognized depreciation expense of $151,952 and $143,691 for the year ended December 31, 2025 and 2024, respectively, in its consolidated statements of operations, respectively. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation until they are removed from service.

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment in the carrying value of long-lived assets is recognized if the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. The Company recorded a $542,088 loss on impairment for certain property and equipment based on a carrying value that management believes is no longer recoverable for the year ended December 31, 2025.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

Sales by distribution channel:	2025	2024
Emergency preparedness	$3,980,109	$3,798,832
Specialty packaging	1,743,069	2,764,580
Total	$5,723,178	$6,563,412

Emergency preparedness

Sales by customer type:	2025	2024
Governmental	$4,518,829	$3,938,480
Non-governmental	1,204,349	2,624,932
Total	$5,723,178	$6,563,412

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Specialty Packaging

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

Stock Warrants

During the year ended December 31, 2025, the Company granted 72,179 stock warrants to various individuals of the underwriting firm that assisted the Company with its initial public offering on February 4, 2025. The stock warrants were issued in lieu of cash for a portion of their services. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. As of December 31, 2025, the Company’s consolidated balance sheet included equity classified warrants, reported as part of the additional paid in capital.

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

Net Loss per Common Share

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive for the year ended December 31,2025 and 2024:

	December 31, 2025	December 31, 2024
Stock Options	1,187,500	-
Restricted Stock Awards	475,000	-
Stock Warrants	72,179	-
Total	1,734,679	-

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales. Shipping charges amounted to $ 286,844 and $ 311,011 for the years ended December 31, 2025 and 2024, respectively.

Advertising Expense

Advertising costs primarily consist of trade shows and other promotional expenses. Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2025 and 2024 was $722,523 and $492,544, respectively,

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Deferred Offering Costs

Deferred offering costs consist of investment banking fees, professional fees and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to Additional Paid in Capital upon the completion of the IPO. For the years ended December 31, 2025 and 2024, the Company had deferred offering costs of $0 and $136,025 respectively.

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

The derivative liability is valued using a Monte Carlo simulation model utilizing a variety of inputs and assumptions such as volatility, risk-free rates, volume weighted average price and cash flow assumptions. This is considered a Level III valuation technique. Please see Note 11, “Equity – Equity Line of Credit” for information on these assumptions and fair value of this derivative liability as of December 31, 2025.

	December 31, 2025	Markets for Identical Assets or Liabilities (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liability at fair value	$371,216	$—	$—	$371,216
Total liability measured at fair value	$371,216	$—	$—	$371,216

There are no assets or liabilities measured at fair value as of December 31, 2024.

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to a customer invoice billed before service was rendered and for billings of annual or multi-year service contracts. As of December 31, 2025, the Company has no deferred revenue that can be recognized over the next year.

Income Tax

Prior to the reorganization as described in Note 1, the Company’ historical operations were contained within a limited liability company. Accordingly, under the Internal Revenue Code, all taxable income or loss flowed through to its members until February 14, 2024. Therefore, no provision for federal income tax had been recorded in the accompanying financial statements for January 2024 through February 14, 2024. Income from the Company was reported and taxed to the members on their individual tax returns. However, the Company has provided a provision for taxes in certain states that require an entity level tax.

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

Leases

The Company’s leases predominately relate to real estate, equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities, and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. For the years ended December 31, 2025 and 2024, the Company did not have any leases that were classified as finance leases.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 with early adoption allowed. The Company adopted ASU 2023-09 in its consolidated financial statements for the year ended December 31, 2025. The adoption did not materially affect the Company’s consolidated financial statements, the additional disclosures introduced by the ASU is reflected in Note 9, “Income Taxes,” in the Company’s consolidated financial statements for the year ended December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about certain types of costs and expenses in the notes to the financial statements. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively, with the option to apply them retrospectively. We are currently evaluating the impact of the new standard’s disclosure requirements on our financial statements.

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosure.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting – Narrow-Scope Improvements,” which is intended to improve the navigability of previous guidance and clarify when that guidance is applicable. Among other items, it establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance may be applied retrospectively or prospectively and will be effective for the Company for interim periods beginning in fiscal year 2028. The Company is currently evaluating the impact of this ASU but does not anticipate this adoption to have a material impact on the Company’s financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2025	2024
Monitoring Devices	$102,005	$102,005
Machinery, Leasehold improvements and other equipment	2,000,276	1,383,380
Total Property and Equipment	2,102,281	1,485,385
Less: Accumulated depreciation	(760,655)	(608,703)
Loss on Impairment	(542,088)	-
Property and equipment, net	$799,538	$876,682

Depreciation expense was $151,952 and $143,691 for the years ended December 31, 2025, and 2024, respectively, and it is recorded under Selling, General and Administrative Expenses.

For the year ended December 31, 2025, the Company recorded a loss on impairment of $542,088 relating to certain property and equipment. The loss was recognized after management identified indicators of impairment and determined that the carrying amount of the assets were not recoverable. The amount is included in Other Expense in the accompanying statements of operations and is non-cash in nature.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 5- ACCRUED EXPENSES

Accrued expenses consist of the following:

	2025	2024
Payroll and related costs	$149,312	$169,580
Credit card	14,348	86,708
Professional Fees	113,139	-
Settlement of lawsuit	-	240,800
Storage	46,872	-
Insurance	145,227	-
Other	33,285	9,293
	$502,183	$506,381

NOTE 6 – OPERATING LEASES

The Company has various warehouse leases with its landlord that expire between now and 2036. The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s estimated incremental borrowing rate coinciding with the lease term at the commencement of a lease. The estimated incremental borrowing rate for the Company was determined to be in the range of 3.0%-10.6%. Rent expense for the years ended December 31, 2025 and 2024 was $502,539 and $425,916, respectively. Additionally, in the normal course of business, the Company enters into short-term leases having terms of one year or less. These leases are generally equipment leases and storage areas entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. Short term lease expenses relating to these agreements amounted to $613,108 and $417,015 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the weighted-average remaining operating lease term and discount rate are 6.4 years and 9.8%, respectively.

On October 21, 2024, the Company entered into a long-term lease agreement for corporate office space with a third party. This agreement commenced on April 1, 2025, and requires payments of $11,884 monthly, escalating 3% per annum for a term of 120 months, which ends March 31, 2035. The Company has the option to renew such lease for up to an additional one-year term. The Company accounted for such lease as operating lease as there were no purchase option nor transfer of title at the end of the lease. The Company recognized right of use assets and operating lease liabilities amounted to $988,436. Additionally, the Company was also granted a tenant improvement allowance of $280,115. The Company determined that the improvements are lessee improvements and accordingly, recognized the tenant improvement allowance as a lease incentive and a reduction to the initial recognized right of use assets and operating lease liabilities. The Company expects to receive such lease incentives in the next twelve months from the balance sheet date. On October 1, 2025, the Company entered into an amendment in its long-term lease agreement for its corporate office space with a third party and extended the term from April 1, 2025 to September 30, 2035, and the rent payment will commence on October 1, 2025 from April 1, 2025. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification resulted in a decrease of $76,520 for the year ended December 31, 2025.

On January 1, 2025, the Company entered into an amendment in its lease agreement with a third party wherein the Company is the lessee of certain commercial property. The amendment commenced on January 1, 2025, and extended the term from May 31, 2025 to December 31, 2029, and increase in monthly rent payments to from $3,650 monthly to $6,878 monthly subject to 3% increase per annum. The Company has the option to renew such lease to an additional one year term. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification amounted to $324,104 for the year ended December 31, 2025.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On March 20, 2025, the Company entered into an amendment in its long-term lease agreement with a related party wherein the Company is the lessee of certain commercial property. The amendment commenced on April 1, 2025, and extended the term from December 31, 2025 to December 31, 2029, and increase the square footage of the leased property, a corresponding increase in monthly rent payments from $7,500 monthly to $9,800 monthly. The Company has the option to renew such lease for up to an additional six month extension and month-to-month thereafter. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There were no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification amounted to $380,823 for the year ended December 31, 2025.

Lease cash flow information:	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$502,539	$199,650
Total	$502,539	$199,650

	December 31,
Summary of lease-related assets and liabilities	2025	2024
Operating lease right-of-use assets	$2,582,496	$1,761,706
Accumulated amortization	(664,933)	(878,677)
Net operating ROU assets	$1,917,563	$883,029

Liabilities
Current operating liabilities	$(323,935)	$(279,176)
Noncurrent operating lease liabilities	(1,663,229)	(628,274)
Total operating lease liabilities	$(1,987,164)	$(907,450)

As of December 31, 2025, maturities of lease liabilities were as follows:

Maturity of lease liabilities	2025
2026	$390,206
2027	401,798
2028	545,306
2029	552,584
2030	161,706
Thereafter	836,412
Total future undiscounted lease payments	2,888,012
Less: interest	(900,848)
Present value of lease liabilities	$1,987,164

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company is also subject to litigation by its former employee where the ultimate disposition or resolution is uncertain. Management believes that as of December 31, 2025, material losses arising from this litigation are not probable.

Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 8 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America, who is a related party by virtue of common ownership of the Company. During the year ended December 31, the Company provided certain labor services to HHA and recognized service revenue amounted $16,789. As of December 31, 2025 and 2024, receivables arising from this transaction amounted to $16,789 and $0, respectively.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the years ended December 31, 2025 and 2024. As of December 31, 2025, and 2024, the Company has $0 owed to this related party.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $9,800 per month to ORR for rent expense. As of December 31, 2025 and 2024, operating lease liability relating to such lease agreement with this related party amounted to $389,630 and $88,435, respectively. See Note 6 for other key terms of the lease agreement.

Warehouse Asset Management, is a related party by virtue of common ownership. The Company’s leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of December 31, 2025 and 2024, operating lease liability relating to such lease agreement with this related party amounted to $625,805 and $741,729, respectively

During the year ended December 31, 2025 and 2024, the Company made advancements of $0 and $18,669 respectively, to the director of the Company. The advances are due on demand, non-interest bearing, and classified within the balance sheet as a current asset. As of December 31, 2025 and 2024, the amount owed from the director was $0 and $18,669, respectively. These amounts were repaid in full in 2025.

During the year ended December 31, 2025 the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period and is subject to the same vesting condition as the Company’s other stock option awards. 37,500 stock options have vested and fully exercisable as of December 31, 2025 and 62,500 stock options remain unvested. The key terms and fair value inputs and assumptions utilized for this stock option are disclosed in Note 9. The Company recognized $100,448 as an expense for the year ended December 31, 2025.

Related party rent expenses are as follows:

	Years ended December 31,
Related Party	2025	2024
ORR	$110,700	$90,000
Warehouse Asset Management	186,366	167,500

The Company has done an analysis under ASC 810 and has determined that the aforementioned related parties do not qualify as a Variable Interest Entity and therefore those entities were not consolidated in the preparation of the accompanying financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 9 – INCOME TAXES

The provision for state income taxes for the years ended is as follows:

	2025	2024
Current – State	$3,637	$25,764
Deferred – Federal	(6,602)	-
Deferred – State		(398)
Total provision for income taxes	$(2,965)	$25,366

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following at December 31:

Deferred tax assets (liabilities):	2025	2024
Allowance for credit losses	$16,815	$16,594
Charitable Contributions	839	-
Depreciation	(6,467)	(37,039)
Right of use assets - net	14,616	-
State income taxes	-	5,963
NOL - Federal	1,610,961	494,385
NOL -state	-	116,009
Derivative Expense	-	-
Stock-based Compensation	327,549	-
Other current assets	(34,075)	6,331
Deferred tax asset (liability)	1,930,238	602,243
Valuation allowance	(1,930,238)	(608,845)
Deferred tax asset (liability) -net	-	(6,602)

Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the year ended December 31, 2025 and 2024, is as follows:

	For the Year Ended December 31,
	2025	2024
Book income before taxes	-21%	-21%
Pass- through entity effect	0%	-1%
Permanent tax basis differences (guaranteed payments and penalties)	3%	0%
States taxes	0%	1%
Other	0%	0%
Change in valuation allowance	18%	22%
Effective tax rate	0%	1%

As of December 31, 2025, the Company has federal net operating loss carryforwards of $8,779,288 for federal tax purposes. As of December 31, 2024, the Company had $2,354,213 federal net operating loss carryforwards. Consistent with ASU 2023-09 disclosure requirements, the majority (greater than 50%) of the Company’s state and local income tax expense and corresponding rate impact is attributable to the State of Texas.

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

December 31, 2025 and 2024

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

The Company will file tax returns in the United States and various states in which nexus is achieved. The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2021 through present. As of December 31, 2025 and 2024, the Company has not recorded a liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there are currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

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

NOTE 11 - EQUITY

During February 2025, we completed our initial public offering (“IPO”) of 1,280,000 shares of common stock at a price of $4.00 per share, generating gross proceeds of $5,120,000. Additionally, the underwriters partially exercised their over-allotment option (the “green shoe”), purchasing approximately 164,000 shares at $4.00, resulting in additional gross proceeds of approximately $656,000. In total, the offering generated gross proceeds of approximately $5,776,000. After deducting underwriting discounts and commissions of approximately $1,000,000, we received net proceeds of approximately $4,500,000. In connection with the offering, we issued to the underwriters warrants to purchase up to 72,179 shares of our common stock at an exercise price of $4.80 per share for a total value of $144,358. These warrants have a term of five years from the effective date of the registration statement. We also incurred $188,832 of offering costs.

In connection with previously granted RSUs under the 2025 Equity Incentive Plan, on December 31, 2025, holders of total of 75,000 RSUs have fully vested, resulting in the issuance of 75,000 shares of common stock. The RSUs had been originally granted in February 2025 and were subject to vesting conditions. The shares issued upon vesting as restricted securities.

As of December 31, 2025, the Company had the following equity awards outstanding: RSUs: 75,000 vested RSUs for the year ended December 31, 2025 in total out of the total 75,000. Performance based RSUs: 225,000 and market based RSUs: 250,000. Stock Options: 1,187,500 options outstanding under the Option 2035/02/05 plans. Underwriter Warrants: 72,179 warrants issued in February 2025 with a five-year term and an exercise price of $4.80 per share. All outstanding RSUs, options, and warrants remain subject to applicable vesting, lock-up, and control restrictions.

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

December 31, 2025 and 2024

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

The fair value of the purchased put option was estimated on the date of agreement using Monte Carlo Simulation Model with the following assumptions at each measurement date:

	Inception Date	December 31, 2025
Expected life (in years)	1.52	1.13
Expected stock price volatility	50.5%	49.2%
Risk-free interest rate	4.00%	3.50%
Stock Price	5.28	1.13

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

The fair value of the purchased put option is $974,309 and $371,216 as of inception date and December 31, 2025, respectively. The Company recognized the fair value of the purchased put option as of December 31, 2025 in its balance sheet under the caption, “Derivative Liability.” The initial fair value of the purchased put option and the subsequent change in the Fair Value of the Derivative Liability between inception date and December 31, 2025 was recognized in the Company’s statement of operations for the year ended December 31, 2025.

2025
Derivative liability at fair value – beginning balance	$0
Recognition of derivative liability arising from ELOC facility	974,309
Changes in fair value of derivative liability during the period	(603,093)
Derivative liability at fair value – ending balance	371,216

There are no derivative liabilities as of December 31, 2024.

As of December 31, 2025, the Company has issued approximately 340,940 shares of Common Stock under the ELOC Facility for net proceeds of approximately $497,750.

During the year ended December 31, 2025, the Company recognized transaction expenses arising from the ELOC Facility of $569,552, which is included as part of “Other Expenses” in the Company’s statement of operations. $78,000 of this expense relates to the 15,000 commitment shares that are yet to be issued and are recognized as part of Additional Paid in Capital in the Consolidated Balance Sheet, the difference between the fair value of common shares issued and net proceeds which amounted to $389,302 and legal and other fees of $102,250.

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

December 31, 2025 and 2024

NOTE 12 - SHARE BASED COMPENSATION

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

The Company has reserved 2,000,000 shares of common stock for the granting of such awards. During the year ended December 31, 2025, the Company recognized share-based compensation expense of $1,559,756 which is recorded in selling, general and administrative expenses on the consolidated statement of operations.

Stock Options

A summary of nonstatutory stock option activity during the year ended December 31, 2025 is included below.

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	-	-	-	-
Granted	1,275,000	$4.00	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	1,275,000	$4.00	9.86	$624,750
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(87,500)	$4.00	-	-
Outstanding at June 30, 2025	1,187,500	$4.00	9.61	$1,341,875
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2025	1,187,500	$4.00	9.36	$1,045,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2025	1,187,500	$4.00	9.11	$-
Outstanding and Exercisable	468,750	$4.00	9.11	$-

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

December 31, 2025
Expected life (in years)	5 - 10 years
Expected stock price volatility	50 - 56%
Risk-free interest rate	4.18% - 4.36%
Dividend rate	0%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The risk-free interest rate was based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility was derived using the Company’s peer volatility calculated from its peer companies’ volatilities over the time period commensurate with the expected life of the stock options. The expected life for the stock options granted was calculated using the midpoint assumption equal to the time from the grant date to the midpoint of the weighted average vesting date and the expiration date. The Company does not currently pay dividends on its common stock nor does it expect to in the foreseeable future

The weighted average grant date fair value of options granted was $2.27 per share. As of December 31, 2025, there was $1,455,354 of unrecognized expense for unvested stock options that is expected to be recognized over a weighted average period of 1 year. During the year ended December 31, 2025, the Company recognized share-based compensation expense of $1,246,056 respectively, which is recorded in selling, general and administrative expenses on the consolidated statement of operations.

Performance-Based Awards

During the year ended December 31, 2025, the Company granted 225,000 performance-based stock awards to its Chief Executive Officer. The grant date fair value was $4.00 per share. The vesting is subject to the Company meeting certain business and financial goals by October 15, 2026. As of December 31, 2025, none of the performance-based awards were probable of vesting and thus no expense was recognized during the year ended December 31, 2025.

Market-Based Awards

During year ended December 31, 2025, the Company granted 250,000 market-based stock awards to its Chief Executive Officer. The weighted average grant date fair value was $0.04 per share, which was calculated using a Monte Carlo simulation model. The vesting is subject to the Company meeting certain market-based targets by October 15, 2026. The Company recognized $5,450 of expense related to these market-based awards for the year ended December 31, 2025.

The fair value of each market-based awards granted was estimated on the date of grant using a Monte Carlo pricing model with the following assumptions:

December 31, 2025
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

	Performance-Based		Market-Based
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	-	-	-	-
Granted	225,000	$4.00	250,000	$0.04
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2025	225,000	$4.00	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2025	225,000	$4.00	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2025	225,000	$4.00	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2025	225,000	$4.00	250,000	$0.04

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 75,000 restricted stock units (“RSUs”) to its Board of Directors. The RSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of grant. One-fourth of the RSUs vests each calendar quarter of 2025. During the year ended December 31, 2025, the Company recognized share-based compensation expense of $308,250 respectively, which is recorded in selling, general and administrative expenses on the consolidated statement of operations. A total of 75,000 RSUs have fully vested as of December 31, 2025, resulting in the issuance of 75,000 shares of common stock.

	December 31, 2025
	Number of Awards	Weighted Average Grant Date Fair Value
Beginning balance	-	$-
Issued RSUs during the period	75,000	4.11
Vested RSUs during the period	(75,000)	4.11
Remaining unvested RSUs	0

There were no RSUs as of December 31, 2024.

Stock Warrants

The grant date fair value of the Company’s stock warrants was $2.00, which was calculated using the Black-Scholes Merton option-pricing model with the following assumptions:

December 31, 2025
Expected life (in years)	5 years
Expected stock price volatility	56.83%
Risk-free interest rate	14.18%- 4.36%
Dividend rate	0%

During the year ended December 31, 2025, the Company fully recognized the fair value expense of $144,358, which is included with other costs related to the Company’s issuance of common stock and presented as an offset to Additional Paid in Capital in the Consolidated Balance Sheet for these equity-classified stock warrants.

NOTE 13 – SUBSEQUENT EVENTS

On March 10. 2026, the Company entered into an amendment to its ELOC Facility wherein it extended the maturity to April 1, 2027. Additionally, certain amendments to the measurement period and the settlement price from 95% of the lowest daily VWAP to 95% of lowest closing price during the measurement period. Subsequent to December 31, 2025, the Company raise $1.0 million from the ELOC Facility and issued common shares of 353,357 as pre-settlement shares for such raise.

The Company has evaluated subsequent events that occurred after December 31, 2025, through March 31, 2026. There have been no other events or transactions during this time which would have a material effect on these consolidated financial statements.

