Form 10-Q
period 2026-03-31
CALLAN JMB INC.
filed 2026-05-15
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, the Company had 5,646,118 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CALLAN JMB INC.

FORM 10-Q

CALLAN JMB INC.

CONDENSED CONSOLIDATED BALANCE SHEETS as of

March 31, 2026 (Unaudited) AND December 31, 2025

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,415,566	$2,130,758
Accounts receivable, net of allowance for credit losses of $60,807 and $61,675, respectively	823,599	343,246
Inventory	218,076	243,285
Other current assets	577,150	341,311
Total current assets	$3,034,391	$3,058,600
Right of use asset	1,878,533	1,917,563
Property and equipment, net of accumulated depreciation of $798,034 and $760,655, respectively	797,471	799,538
Total assets	$5,710,395	$5,775,701

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$583,261	$564,014
Accrued expenses	569,775	502,183
Corporate taxes payable	23,363	23,085
Right of use liability – current	338,810	323,935
Total current liabilities	$1,515,209	$1,413,217
Right of use liability - non-current	1,886,208	1,663,229
Derivative Liability	709,445	371,216
Total long-term liabilities	$2,595,653	$2,034,445
Total liabilities	$4,110,862	$3,447,662
Commitments and Contingencies – Note 8
Stockholders’ Equity
Preferred stock- authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock- authorized 190,000,000 shares, par value $0.001 par value; 5,646,118 and 4,858,663 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively	5,646	4,860
Additional Paid in Capital	15,068,955	12,583,193
Accumulated Deficit	(13,475,068)	(10,260,014)
Total Stockholders’ Equity	$1,599,533	$2,328,039
Total Liabilities and Stockholders’ Equity	$5,710,395	$5,775,701

CALLAN JMB INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025 (Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Revenue	$1,106,143	$1,449,377
Cost of revenue	678,908	833,437
Gross profit	427,235	615,940
Operating expenses
Selling, general and administrative expenses	2,128,423	1,854,316
Loss from operations	(1,701,188)	(1,238,376)

Other income (expenses)
Interest income	1,892	2,209
Interest expense	-	(63)
ELOC facility transaction expenses	(1,177,223)	-
Changes in fair value of derivative liability	(338,229)	-
Total other income (expenses)	(1,513,560)	2,146
Loss before income taxes	(3,214,748)	(1,236,230)
Provision for income taxes	306	4,360
Net Loss	$(3,215,054)	$(1,240,590)
Weighted average common shares outstanding - basic and diluted	5,454,247	3,862,507
Net Loss per common share - basic and diluted	$(0.59)	$(0.32)

CALLAN JMB INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2026	-	$-	4,858,663	$4,860	$12,583,193	$(10,260,014)	$2,328,039
Net Loss	-	-				(3,215,054)	(3,215,054)
Issuance of ELOC Shares			768,705	768	2,091,454		2,092,222
Stock based compensation	-	-			394,326	-	394,326
Restricted stock unit awards vesting			18,750	18	(18)		-
March 31, 2026	-	$-	5,646,118	$5,646	$15,068,955	$(13,475,068)	$1,599,533

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2025	-	$-	3,000,000	$3,000	$5,464,006	$(2,293,648)	$3,173,358
Net Loss	-	-			-	(1,240,590)	(1,240,590)
Common stock issued in initial public offering, net of costs	-	-	1,280,000	1,280	3,950,588		3,951,868
Common stock issued in initial public offering (over allotment), net of costs	-	-	163,569	164	591,956		592,120
Stock based compensation					330,825		330,825
March 31, 2025	-	$-	4,443,569	$4,444	$10,337,375	$(3,534,238)	$6,807,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net Loss	$(3,215,054)	$(1,240,590)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative liability	338,229	-
Depreciation and amortization	37,379	37,857
Recovery from credit losses	(868)	(17,120)
Other non-cash expenses relating to ELOC Facility	1,092,222	-
Stock based compensation	394,326	330,825
Changes in operating assets and liabilities:		-
Accounts receivable	(479,485)	(194,922)
Inventory	25,209	(57,684)
Tax refund receivable	-	6,377
Prepaid insurance	-	(199,491)
Other current assets	(235,839)	(52,785)
Right of use liability, net	276,884	4,770
Security Deposits and other assets	-	3,650
Accounts payable and accrued expenses	86,839	(97,639)
Deferred revenue	-	(89,052)
Deferred tax liability	-	4,106
Corporate taxes payable	278	-
Net cash used in operating activities	(1,679,880)	(1,561,698)
Cash flows used in investing activities
Purchase of property and equipment	(35,312)	(15,000)
Net cash used in investing activities	(35,312)	(15,000)

Cash flows provided by financing activities:
Related party loans	-	18,669
Proceeds from IPO and overallotment, net	-	4,680,013
Proceeds from offering of ELOC shares	1,000,000	-
Net cash provided by financing activities	1,000,000	4,698,682
Increase (decrease) in cash and cash equivalents	(715,192)	3,121,984
Cash and cash equivalents at beginning of period	2,130,758	2,097,945
Cash and cash equivalents at end of period	$1,415,566	$5,219,929
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$63
Lease incentives reimbursement	280,115	-
Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities:
Issuance of common stock for ELOC-related consideration and expenses	$1,092,222	$-
Right of use assets acquired and operating lease liabilities recognized for new lease arrangement	$38,737	$-
Restricted stock unit awards vesting	$18	$-
Fair value of Stock Warrants issued at IPO	$-	$144,358
Deferred offering costs charged to additional paid-in-capital	$-	$136,025

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. (which may be referred to as “Callan”, “Callan JMB”, “CJMB”, “Company,” “we,” “us,” or “our”) was formed on January 24, 2024, in the state of Nevada for the purposes of reorganizing and becoming a holding company for Coldchain Technology Services, LLC and Callan JMB Services (India) Private Limited. CTS was formed on December 27, 2006, in the state of Texas and is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. Callan JMB Services (India) Private Limited is domiciled in Pune, Maharashtra, India, is 99.9% owned by Callan JMB and had no operations or activities as of March 31, 2026. The Company’s headquarters are located in Spring Branch, Texas.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the financial statements do not include adjustments for the recoverability and classification of assets and their carrying amounts, or for the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company has incurred net losses of $(3,215,054) and $(1,240,590) for the three months ended March 31, 2026 and 2025, respectively, and an accumulated deficit of $(13,475,068) as of March 31, 2026.

The continuation of the Company as a going concern depends on continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As discussed in Note 6, on July 24, 2025, the Company entered into an ELOC Purchase Agreement (“Equity Line of Credit,” or the “ELOC Facility”) with an investor, whereby the Company has the right, but not the obligation, to sell to the investor therein, up to an aggregate of $25.0 million of shares of the Company’s common stock. The ELOC Facility has a term ending on (i) the first day of the month following the 18-month anniversary of the Commencement Date or (ii) the date the Investor has purchased the shares equal to the agreed investment amount. The Company will control the timing and amount of any sales of shares of common stock to Investor. Actual sales of shares of common stock to Investor as a drawdown under the ELOC Facility will depend on a variety of factors determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations. Additionally, on March 10, 2026, the Company entered into an amendment to the ELOC Facility that extended the maturity date to April 1, 2027. As of March 31, 2026, the Company has raised $1.55 million, with $23.45 million remaining availability under the ELOC Facility. Since inception, CJMB has funded its operations through a combination of operating cash flows and external financing sources, including the ELOC Facility and other sources, such as funding from Mr. Wayne Williams, the Company’s Chief Executive Officer and largest shareholder. Management intends to continue evaluating and utilizing available funding to support the Company’s operations and growth, including operating cash flows and potential other sources of funding, such as equity or debt financing, as well as additional funding from Mr. Williams. Management believes that these liquidity sources, combined with its plan to explore various strategic initiatives, investment opportunities and cost reduction strategy, have alleviated substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months from the issuance date of these condensed consolidated financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current period’s presentation. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net loss, or net cash used in operating activities.

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2026 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable at the time. Actual results could differ from those estimates and any such differences may be material to the financial statements. Significant estimates are contained in the accompanying financial statements for the useful lives for depreciation and amortization of long-lived assets, allowance for credit losses, fair value of financial instruments, stock based compensation and the incremental borrowing rate used in determining the right-of-use assets and operating lease liabilities.

Cash and Cash Equivalents

The Company places its cash with high credit quality financial institutions. The Company’s account at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At March 31, 2026 and December 31, 2025, the Company’s balances exceeded federally insured limits by approximately $1,001,505 and $1,701,861, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Beginning balance	$61,675	$64,000
Provision (recovery) for credit losses	(868)	230,190
Related allowances for written off accounts receivable	-	(152,568)
Reversal of allowance related to reinstated invoices previously charged off	-	(82,000)
Others	-	2,053
Ending balance	$60,807	61,675

CALLAN JMB INC.

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

The Company has several customers for the three months ended March 31, 2026 and 2025 that make up in excess of 10% of revenue as follows:

	Three months ended
Customer	March 31, 2026	March 31, 2025
1	67%	56%
2	13%	14%
3	11%	-%

The Company has several customers as of March 31, 2026 and December 31, 2025 that make up in excess of 10% of accounts receivable as follows:

Customer	March 31, 2026	December 31, 2025
1	51%	13%
2	14%	-%
3	5%	11%
4	19%	48%

The Company has several vendors as of March 31, 2026 and December 31, 2025 that make up in excess of 10% of accounts payable as follows:

Vendor	March 31, 2026	December 31, 2025
1	11%	29%
2	22%	17%
3	13%	-%
4	12%	-%

The Company has several vendors for the three months ended March 31, 2026 and 2025 that make up equal to or more than 10% of services rendered to us as follows:

	Three months ended
Vendor	March 31, 2026	March 31, 2025
1	-%	11%
2	-%	10%
3	11%	-%

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we determined that establishing a reserve was not necessary at this time. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company’s inventory is comprised of raw materials for a customer’s packaging needs as follows:

	March 31, 2026	December 31, 2025
Raw materials	$218,076	$243,285

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

Asset Classification:

Computer equipment 3-5 years

Furniture and fixtures 5-8 years

Leasehold Improvements Limited to lease term

The Company recognized depreciation expense of $37,379 and $37,857 for the three months ended March 31, 2026 and 2025, respectively, in its condensed consolidated statements of operations, respectively. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation until they are removed from service.

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

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	Three Months Ended March 31,
Sales by distribution channel:	2026	2025
Emergency preparedness	$878,596	$941,721
Specialty packaging	227,547	507,656
Total	$1,106,143	$1,449,377

	Three Months Ended March 31,
Sales by customer type:	2026	2025
Governmental	$884,667	$1,078,501
Non-governmental	221,476	370,876
Total	$1,106,143	$1,449,377

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

Specialty Packaging.

Our specialty temperature-regulating packaging solutions provide a better thermal system to maintain and protect products and ensure peak customer experience. In utilizing this packaging, customers yield the benefits of lower costs and overhead while improving process, agility, velocity, accuracy, and repeatability of complex fulfillment networks. Revenue is recorded when products are delivered, or services are rendered. Additionally, it also includes amounts billed to customers related to shipping and handling are classified as revenue and the Company’s shipping and handling costs are included in costs of revenues as well as the Company’s contract with a customer for cloud-based temperature monitoring software. The customer paid their contract in advance and therefore revenue is earned monthly over the term of the contract.

Stock Warrants

During the first quarter ended March 31, 2025, the Company granted 72,179 stock warrants to various individuals of the underwriting firm that assisted the Company with its initial public offering on February 4, 2025. The stock warrants were issued in lieu of cash for a portion of their services. There were no warrants issued during the first quarter ended March 31, 2026. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. As of March 31, 2026, the Company’s condensed consolidated balance sheet included equity classified warrants, reported as additional paid in capital.

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

Net Loss per Common Share

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive for the three months ended March 31, 2026 and March 31, 2025:

	Three Months ended
	March 31,
	2026	2025
Stock Options	1,287,500	1,275,000
Restricted Stock Awards	531,250	531,250
Stock Warrants	72,179	72,179
Total	1,890,929	1,878,429

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Advertising Expense

Advertising costs primarily consist of trade shows, other promotional expenses and the cost to retain our marketing firm. Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2026 and 2025 was $75,250 and $140,949, respectively.

Fair Value of Financial Instruments

The Company accounts for its derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

The derivative liability is valued using a Monte Carlo simulation model utilizing a variety of inputs and assumptions such as volatility, risk-free rates, volume weighted average price and cash flow assumptions. This is considered a Level III valuation technique. Please see Note 6, “Equity – Equity Line of Credit” for information on these assumptions and fair value of this derivative liability as of March 31, 2026.

	March 31, 2026	Level 1	Level 2	Level 3
Derivative liability at fair value	$709,445	$—	$—	$709,445
Total liability measured at fair value	$709,445	$—	$—	$709,445

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to a customer invoice billed before service was rendered and for billings of annual or multi-year service contracts. As of March 31, 2026 and December 31, 2025, the Company has no deferred revenue that can be recognized over the next year.

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Tax

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

Leases

The Company’s leases predominantly relate to real estate equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at the commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities, and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. As of March 31, 2026 and December 31, 2025, the Company did not have any leases that were classified as finance leases.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods. The Company adopted ASU 2025-05 for the fiscal year and interim period beginning January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued Expenses consists of followings:

	(Unaudited)
	March 31, 2026	December 31, 2025
Payroll and related costs	$273,148	$149,312
Credit card	15,406	14,348
Professional Fees	60,420	113,139
Insurance	113,582	145,227
Storage	50,258	46,872
Other	56,961	33,285
Total	$569,775	$502,183

NOTE 4 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America (“HHA”) is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company provides certain labor services to HHA and recognized service revenue amounting to $5,162. As of March 31, 2026, and December 31, 2025, receivables arising from this transaction amounted to $22,003 and $16,789, respectively.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $9,800 per month to ORR for rent expense. As of March 31, 2026, and December 31, 2025, the Company has $10,503 owed to this related party. As of March 31, 2026 and December 31, 2025, operating lease liability relating to such lease agreement with this related party amounted to $369,422 and $389,630, respectively. See Note 8 for other key terms of the lease agreement.

Warehouse Asset Management is a related party by virtue of common ownership. The Company leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of March 31, 2026 and December 31, 2025, the Company has $15,425 and $0 owed to this related party, respectively. As of March 31, 2026 and December 31, 2025, operating lease liability relating to such lease agreement with this related party amounted to $592,593 and $625,805, respectively.

During the three months ended March 31, 2025 the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period and is subject to the same vesting condition as the Company’s other stock option awards. 50,000 stock options have vested and are fully exercisable as of March 31, 2026 and 50,000 remain unvested. The key terms and fair value inputs and assumptions utilized for this stock option are disclosed in Note 7. The Company recognized $28,375 and $15,323 as an expense for the three months ended March 31, 2026 and 2025, respectively.

The Company has done an analysis under ASC 810 and has determined that the aforementioned related parties do not qualify as a Variable Interest Entity and therefore those entities were not consolidated in the preparation of the accompanying financial statements.

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - SEGMENTS

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

NOTE 6 - EQUITY

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

During the three months ended March 31, 2026, we did not issue any additional shares of common stock in public offerings. However, during the period, we issued 75,000 restricted stock units (“RSUs”) as well as approximately 769,000 shares of common stock pursuant to our Equity Line of Credit (“ELOC”) facility. These issuances include shares issued in connection with ELOC drawdowns during the quarter, as well as final settlement shares related to ELOC activity initiated during August 2025. Equity activity during the period also included the issuance of stock options to an employee. There were no other new option issuances, warrant issuances, or modifications to existing equity awards during the period.

As of March 31, 2026, the Company had the following equity awards outstanding. RSUs: 18,750 vested for the three months ended March 31, 2026 out of the 75,000 total. Performance based RSUs: 225,000 and market based RSUs: 250,000. Stock Options: 1,287,500 options outstanding. Underwriter Warrants: 72,179 warrants issued in February 2025 with a five-year term and an exercise price of $4.80 per share. All outstanding RSUs, options, and warrants remain subject to applicable vesting, lock-up, and control restrictions.

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

During the three months ended March 31, 2026, the Company issued shares of common stock pursuant to the Equity Line of Credit (“ELOC”) facility in connection with both current-period drawdowns and the final settlement of ELOC activity initiated in a prior period.

In January 2026, the Company issued 171,868 shares of common stock as final settlement shares related to an ELOC raise initiated during the third quarter of 2025. These shares were issued pursuant to the contractual settlement provisions of the ELOC facility and did not result in additional cash proceeds during the current period.

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 10, 2026, the Company entered into an amendment to its ELOC Facility wherein it extended the maturity to April 1, 2027. Additionally, certain amendments to the measurement period and the settlement price from 95% of the lowest daily VWAP to 95% of lowest closing price during the measurement period. During the three months ended March 31, 2026, the Company raised net proceeds of $915,000 (net of third party fees amounted to $85,000 which is reflected as part of ELOC facility transaction expenses in the statement of operations during the three months ended March 31, 2026) from the ELOC Facility and issued 596,837 common shares for such raise.

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

The fair value of the purchased put option was estimated on the date of agreement using Monte Carlo Simulation Model with the following assumptions at each measurement date:

	Inception Date	March 31, 2026
Expected life (in years)	1.52	1.00
Expected stock price volatility	50.5%	49.4%
Risk-free interest rate	4.00%	3.68%
Stock Price	5.28	1.25

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

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized the fair value of the purchased put option as of March 31, 2026 in its balance sheet under the caption, “Derivative Liability.” The change in the fair value of the Derivative Liability during the three months ended March 31, 2026 was $338,229 and was recognized in the Company’s statement of operations.

	March 31, 2026	December 31, 2025
Derivative liability at fair value – beginning balance	$371,216	$-
Recognition of derivative liability arising from ELOC facility	-	974,309
Changes in fair value of derivative liability during the period	338,229	(603,093)
Derivative liability at fair value – ending balance	$709,445	$371,216

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

NOTE 7 - SHARE BASED COMPENSATION

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

The Company has reserved 2,000,000 shares of common stock for the granting of such awards. During the three months ended March 31, 2026 and March 31, 2025, the Company has recognized share-based compensation expense of $394,326 and $330,825, respectively. As of March 31, 2026, the Company has recognized $1,954,082 in share-based compensation expense since initial issuance in February 2025. Share-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

During the period, the Company granted 100,000 non-statutory stock options to an executive employee, pursuant to their employment agreement. Half of the options vest as of March 31, 2026 with the remaining options vesting in equal quarterly installments over a 12-month period by March 31, 2027. The options were granted under the Company’s equity incentive plan and are subject to the same terms and conditions, including forfeiture provisions, as the Company’s other stock option awards. The award is included in the stock option activity tables presented below.

A summary of nonstatutory stock option activity during the three months ended March 31, 2026 is included below.

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	1,187,500	$4.00	9.11	-
Granted	100,000	$1.82	9.98	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2026	1,287,500	$3.83	9.86	-

Outstanding and exercisable	638,017	$3.83	9.11	-

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2025	2026
Expected life (in years)	5.66	5.17
Expected stock price volatility	49.20%	46.53%
Risk-free interest rate	4.19%	4.52%
Dividend rate	0.00%	0.00%

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

The weighted average grant date fair value of options granted during the three months ended March 31, 2026 was $0.89 per share. As of March 31, 2026, there was $1,174,515 of unrecognized expense for unvested stock options that is expected to be recognized over a weighted average period of 1 year. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized share-based compensation expense of $371,786 and $330,825, respectively, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Performance-Based Awards

During the first quarter ended March 31, 2025, the Company granted 225,000 performance-based stock awards to its Chief Executive Officer. The grant date fair value was $4.00 per share. The vesting is subject to the Company meeting certain business and financial goals by October 15, 2026. As of March 31, 2026, none of the performance-based awards were probable of vesting and thus no expense was recognized during the first quarter.

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market-Based Awards

During the first quarter ended March 31, 2025, the Company granted 250,000 market-based stock awards to its Chief Executive Officer. The weighted average grant date fair value was $0.04 per share, which was calculated using a Monte Carlo simulation model. The vesting is subject to the Company meeting certain market-based targets by October 15, 2026. The Company recognized $1,540 of expense during the first quarter ended March 31, 2026.

The fair value of each market-based awards granted was estimated on the date of grant using a Monte Carlo pricing model with the following assumptions:

Grant Date
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

	Performance-Based		Market-Based
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	225,000	$4.00	250,000	$0.04
Granted
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2026	225,000	$4.00	250,000	$0.04

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 75,000 restricted stock units (“RSUs”) to its Board of Directors. The RSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of grant. One-fourth of the RSUs vests each calendar quarter of 2026. During the three months ended March 31, 2026, the Company recognized share-based compensation expense of $21,000, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations. A total of 18,750 RSUs have fully vested as of March 31, 2026, resulting in the issuance of 18,750 shares of common stock. A total of 56,250 RSUs are expected to vest over the remainder of the year.

	March 31, 2026
	Number of Awards	Weighted Average Grant Date Fair Value
Beginning balance	-	$-
Issued RSUs during the period	75,000	1.12
Vested RSUs during the period	(18,750)	1.12
Remaining unvested RSUs	56,250	$1.12

Stock Warrants

The grant date fair value of the Company’s stock warrants was $2.00, which was calculated using the Black-Scholes Merton option-pricing model with the following assumptions:

February 2025 Grant Date
Expected life (in years)	5.0
Expected stock price volatility	56.83%
Risk-free interest rate	4.16%
Dividend rate	0%

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various leases that expire between now and 2036. The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s estimated incremental borrowing rate coinciding with the lease term at the commencement of a lease. The estimated incremental borrowing rate for the Company was determined to be between 3.0% - 10.6%. Rent expense for the three months ended March 31, 2026 and 2025 was $133,247 and $98,003, respectively. Additionally, in the normal course of business, the Company enters into short-term leases having terms of one year or less. These leases are generally equipment leases and storage areas entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. Short term lease expenses relating to these agreements amounted to $249,584 and $139,632 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the weighted-average remaining operating lease term and discount rate are 6.4 years and 9.8%, respectively.

On October 21, 2024, the Company entered into a long-term lease agreement for corporate office space with a third party. This agreement commenced on April 1, 2025, and requires payments of $11,884 monthly, escalating 3% per annum for a term of 120 months, which ends March 31, 2035. The Company has the option to renew such lease for up to an additional one-year term. The Company accounted for such lease as operating lease as there were no purchase option nor transfer of title at the end of the lease. The Company recognized right of use assets and operating lease liabilities amounted to $988,436. Additionally, the Company was also granted a tenant improvement allowance of $280,115. The Company determined that the improvements are lessee improvements and accordingly, recognized the tenant improvement allowance as a lease incentive and a reduction to the initial recognized right of use assets and operating lease liabilities. During the three months ended March 31, 2026, the Company received reimbursement for the $280,115 tenant improvement allowance. On October 1, 2025, the Company entered into an amendment in its long-term lease agreement for its corporate office space with a third party and extended the term from April 1, 2025 to September 30, 2035, and the rent payment will commence on October 1, 2025 rather than April 1, 2025. The Company accounted for this amendment as a lease modification. There were no changes in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification resulted in a decrease of $76,520 for the year ended December 31, 2025.

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

On February 24, 2026, the Company entered into a renewal lease agreement for office and storage space located in Blanco, Texas. The lease commenced on March 1, 2026 and expires on February 28, 2029, with a non-cancelable term of three years. The lease requires fixed monthly payments of $1,250 and the Company is responsible for certain utilities and other occupancy-related costs. The Company accounted for the lease as an operating lease under ASC 842. At lease commencement, the Company recognized an operating right-of-use asset of $38,737 and corresponding operating lease liabilities, measured based on the present value of future lease payments using the Company’s incremental borrowing rate at commencement. The operating lease liabilities include both current and noncurrent portions and are included within operating lease liabilities on the condensed consolidated balance sheet as of March 31, 2026.

	Three months ended (Unaudited)
Lease cash flow information:	March 31, 2026	March 31, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133,247	$98,003
Lease incentives reimbursement	280,115	-
Total	$413,362	$98,003

Summary of lease-related assets and liabilities:	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Operating lease right-of-use assets	$2,691,377	$2,582,496
Accumulated amortization	(812,844)	(664,933)
Net operating ROU assets	$1,878,533	$1,917,563

Current operating liabilities	$338,810	$323,935
Noncurrent operating lease liabilities	1,886,208	1,663,229
Total operating lease liabilities	$2,225,018	$1,987,164

CALLAN JMB INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturity of lease liabilities	March 31, 2026 (Unaudited)
2026	$545,587
2027	554,998
2028	546,692
2029	486,756
2030	162,910
Thereafter	789,124
Total future undiscounted lease payments	3,086,067
Less: interest	(861,040)
Present value of lease liabilities	$2,225,018

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

The Company is also subject to litigation by its former employee where the ultimate disposition or resolution is uncertain. Management believes that as of March 31, 2026, material losses arising from this litigation are not probable.

Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

On April 7, 2026 Callan JMB Inc. (the “Company”) received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1) which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”).

In accordance with Nasdaq Listing Rules, the Company has been provided an initial period of 45 calendar days, or until May 22, 2026, to submit a plan to regain compliance with the Stockholders’ Equity Requirement. Subsequent to the receipt of the Notice, and prior to that deadline, the Company intends to submit a plan to regain compliance with the Stockholders’ Equity Requirement to Nasdaq. If the Company’s compliance plan is accepted by Nasdaq, then Nasdaq may, in its discretion, grant the Company up to 180 calendar days from the date of the Notice, or until October 4, 2026, to evidence compliance.

Neither the Notice nor the Company’s non-compliance have an immediate effect on the listing or trading of the Company’s common stock, which will continue to trade under the symbol “CJMB.” However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance.

The Company has evaluated subsequent events that occurred after March 31, 2026, through May 15, 2026. There have been no other events or transactions during this time which would have a material effect on these condensed consolidated financial statements.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Seasonality

Based on our industry and our historic trends, we expect our operations to vary seasonally. Typically, revenue will be highest in the third and fourth calendar quarters and lowest in the first and second calendar quarters. These seasonal variations result in fluctuations in shipment volumes due to customer demand, weather conditions and general economic activity. We also expect that our operating expenses may be higher during periods of adverse weather conditions, which can slow fulfillment and transportation activity and result in higher labor and operational costs.

Results of Operations

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

The following table provides certain selected financial information for the periods presented:

	(Unaudited)
	Three months ended March 31,
	2026	2025	Change	Change %
Revenue	$1,106,143	$1,449,377	$(343,234)	-24%
Cost of Revenue	678,908	833,437	(154,529)	-19%
Gross Profit	427,235	615,940	(188,705)	-31%
Operating Expenses	-	-	-	0%
Selling, General and administrative expenses	2,128,423	1,854,316	274,107	15%
Total operating expenses	2,128,423	1,854,316	274,107	15%
Loss from operations	(1,701,188)	(1,238,376)	(462,812)	37%
Other income (expense)	(1,513,560)	2,146	(1,515,706)	-70,629%
Loss before income taxes	(3,214,748)	(1,236,230)	(1,978,518)	160%
Provision for income taxes	306	4,360	(4,054)	-93%
Net Loss	$(3,215,054)	$(1,240,590)	$(1,974,464)	159%

Revenue

Revenue for the three months ended March 31, 2026, was $1,106,143 as compared to $1,449,377 for the three months ended March 31, 2025, a decrease of $343,234. The decrease was primarily due to the non-renewal of a government contract and lower revenues from non-government customers compared to the prior year period.

Cost of revenue

Cost of revenue for the three months ended March 31, 2026, was $678,908 as compared to $833,437 for the three months ended March 31, 2025, a decrease of $154,529. The decrease was primarily due to lower revenue levels during the period.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the three months ended March 31, 2026, were $2,128,423, compared to $1,854,316 for the three months ended March 31, 2025, an increase of $274,107. Operating expenses increased during the three months ended March 31, 2026, as compared to the prior year period. Payroll expenses increased approximately $87,400 primarily due to executive compensation increases pursuant to employee agreements, while Board of Directors compensation increased approximately $7,293 due to the recognition of a full quarter of director compensation in 2026 as compared to prorated amounts in the prior year period. Consulting and professional fees increased approximately $43,000 primarily due to the use of additional consultants and professional service providers in 2026 compared to the prior year period. Facility rental expense increased approximately $57,000 primarily due to lease expenses associated with the Company’s new corporate office, which did not exist in the prior year period. Information technology support expenses increased approximately $9,697 due to expanded company support services, while dues and subscriptions increased approximately $47,800 primarily due to additional post-IPO subscriptions and public company compliance costs. The Company also recognized an increase in stock-based compensation expense of approximately $63,500. Partially mitigating these increases were decreases in travel and meals expense of approximately $24,000 and other facility expenses of approximately $14,000.

Other income (expense)

Other income (expense) for the three months ended March 31, 2026, was $(1,513,560) and $2,146 for the three months ended March 31, 2025, resulting in an increase in other expense of $1,515,706. The key driver for the decrease relates to changes in the fair value of the ELOC facility as well as related expenses. Refer to the discussion under Note 6 “Equity” for further information on the ELOC Facility. The change in the fair value of the Derivative Liability during the three months ended March 31, 2026, was $338,229. The Company also recognized other transaction expenses arising from the ELOC Facility of $1,177,223 during the three months ended March 31, 2026.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements through a combination of cash on hand, cash flows from operations, and funding from various sources, including from the CEO. As of March 31, 2026, we had $1,415,566 cash and cash equivalents.

On April 7, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market. The Notice has no immediate effect on the listing or trading of the Company’s common stock; however, the Company must submit a plan to regain compliance by May 22, 2026, and there can be no assurance that Nasdaq will accept the plan or that the Company will be able to regain compliance within any period granted by Nasdaq.

	(Unaudited)
	For three months Ended
	March 31,
	2026	2025	Change
Cash used in operating activities	$(1,679,880)	$(1,561,698)	$(118,182)
Cash used in investing activities	(35,312)	(15,000)	(20,312)
Cash provided by (used in) financing activities	1,000,000	4,698,682	(3,698,682)
Increase (decrease) in cash	$(715,192)	$3,121,984	$(3,837,176)

Cash provided by (used in) operating activities

For the three months ended March 31, 2026, cash used in operating activities was $1,679,880 compared to cash used in operating activities of $1,561,698 during the three months ended March 31, 2025, an increase of $118,182. This increase in cash used in operating activities was primarily due to the higher net loss of $1,974,464, increased accounts receivable of $284,563 and increased other current assets of $183,054, partially offset by non-cash ELOC-related expenses of $1,092,222, a change in the fair value of derivative liability of $338,229, a favorable change in the right-of-use liability, net adjustment of $272,115, a favorable change in accounts payable and accrued expenses of $184,478, the absence of a $199,491 use of cash for prepaid insurance in the prior-year period, a decrease in inventory of $82,893, a favorable change in deferred revenue of $89,052 and an increase in stock-based compensation of $63,500.

Cash provided by (used in) investing activities

For the three months ended March 31, 2026, cash used in investing activities was $35,312 compared to cash used in investing activities of $15,000 for the three months ended March 31, 2025, an increase of $20,312. The increase is a result of additional expenses related to the corporate office build out recognized during the three months ended March 31, 2026.

Cash provided by (used in) financing activities

During the three months ended March 31, 2026, cash provided by financing activities was $1,000,000 compared to $4,698,682 during the three months ended March 31, 2025, a decrease of $3,698,682. Our financing activities for the three months ended March 31, 2026 compared to March 31, 2025 included an increase in proceeds from the offering of ELOC shares of $1,000,000, which is offset by prior year proceeds raised from IPO and overallotment of $4,680,013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective. Management identified this based on the timeliness and consistency of execution of oversight and governance impacting the performance of certain internal control activities, which affected the Company’s ability to consistently achieve its control objectives. During the year ended December 31, 2025, the Company continued to develop and refine its disclosure controls and other procedures designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. In response to the identified ineffectiveness of controls, management has worked on enhancing oversight and governance processes, improving documentation of accounting policies and procedures, and engaged experienced third-party advisors to support GAAP compliance and financial reporting. While progress was made during the year ended December 31, 2025 and has continued through the three months ended March 31, 2026, remediation of the material weakness will not be considered complete until the redesigned controls have operated effectively for a sustained period and have been validated through testing.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. Notwithstanding the foregoing, the following risk factor supplements the risk factors, if any, previously disclosed in our filings with the SEC.

Our common stock may be delisted from The Nasdaq Capital Market if we do not regain compliance with Nasdaq’s continued listing requirements.

On April 7, 2026, we received a deficiency letter (the “Notice”) from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market. We have until May 22, 2026 to submit a plan to regain compliance, and if Nasdaq accepts the plan, Nasdaq may grant us up to 180 calendar days from the date of the Notice, or until October 4, 2026, to evidence compliance. The Notice does not have an immediate effect on the listing or trading of our common stock; however, if Nasdaq does not accept our plan or if we fail to regain compliance within the applicable period, our common stock could be delisted, which could adversely affect the liquidity and market price of our common stock and our ability to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the quarter ended March 31, 2026, no unregistered sales of equity securities occurred.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ Wayne Williams	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board	May 15, 2026
Wayne Williams

/s/ Christopher Shields	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2026
Christopher Shields

