Form 10-Q
period 2026-06-30
CALLAN JMB INC.
filed 2026-08-14
CIK 2032545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the Company had 5,752,368 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CALLAN JMB INC.

FORM 10-Q

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$860,273	$2,130,758
Accounts receivable, net of allowance for credit losses of $23,925 and $61,675, respectively	261,155	343,246
Inventory	198,583	243,285
Deferred offering costs	75,000	-
Other current assets	412,853	341,311
Total current assets	1,807,864	3,058,600
Right of use assets – operating lease	1,798,340	1,917,563
Advances to affiliate	50,061	-
Property and equipment, net of accumulated depreciation of $834,881 and $760,655, respectively	794,793	799,538
Total assets	$4,451,058	$5,775,701

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$598,139	$564,014
Accrued expenses	411,487	502,183
Corporate taxes payable	27,923	23,085
Right of use liabilities – operating lease	352,143	323,935
Total current liabilities	1,389,692	1,413,217
Right of use liabilities – operating lease	1,790,899	1,663,229
Derivative liability	588,604	371,216
Total long-term liabilities	2,379,503	2,034,445
Total liabilities	3,769,195	3,447,662
Commitments and Contingencies – Note 8
Stockholders’ Equity
Preferred stock - authorized 10,000,000 shares, $0.001 par value; zero issued and outstanding as of June 30, 2026 and December 31, 2025	$-	$-
Common stock - authorized 190,000,000 shares, par value $0.001 par value, 5,664,868 issued and outstanding as of June 30, 2026 and 4,858,663 December 31, 2025	5,665	4,860
Additional Paid in Capital	15,383,189	12,583,193
Accumulated Deficit	(14,706,991)	(10,260,014)
Total Stockholders’ Equity	681,863	2,328,039
Total Liabilities and Stockholders’ Equity	$4,451,058	$5,775,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$1,376,326	$1,666,309	$2,482,468	$3,115,687
Cost of revenue	618,380	1,022,439	1,297,288	1,858,724
Gross profit	757,946	643,870	1,185,180	1,256,963
Selling, general and administrative expenses	2,104,592	2,050,410	4,233,015	3,901,878
Loss from operations	(1,346,646)	(1,406,540)	(3,047,835)	(2,644,915)
Other income (expenses)
Interest income	1,137	2,042	3,030	4,251
Interest expense	(2,421)	-	(2,421)	(63)
Other expenses	(150,000)	-	(150,000)	-
Other income	150,000	-	150,000	-
ELOC facility transaction expenses	-	-	(1,177,223)	-
Changes in fair value of derivative liability	120,841	-	(217,388)	-
Total other income (expenses)	119,557	2,042	(1,394,002)	4,188
Loss before income taxes	(1,227,089)	(1,404,498)	(4,441,837)	(2,640,727)
Provision (benefit) for income taxes	4,834	(3,102)	5,140	1,259
Net loss	$(1,231,923)	$(1,401,396)	$(4,446,977)	$(2,641,986)
Weighted average common shares outstanding - basic and diluted (See Notes 2 and 3)	5,646,118	4,456,962	5,551,248	4,167,828
Net loss per common share - basic and diluted (See Notes 2 and 3)	$(0.22)	$(0.31)	$(0.80)	$(0.63)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2026	-	-	4,858,663	$4,860	$12,583,193	$(10,260,014)	$2,328,039
Net loss	-	-	-	-	-	(3,215,054)	(3,215,054)
Issuance of ELOC Shares	-	-	768,705	768	2,091,454	-	2,092,222
Stock based compensation	-	-	-	-	394,326	-	394,326
Restricted stock unit awards vesting	-	-	18,750	18	(18)	-	-
March 31, 2026	-	-	5,646,118	5,646	15,068,955	(13,475,068)	1,599,533
Net loss	-	-	-	-	-	(1,231,923)	(1,231,923)
Stock based compensation	-	-	-	-	314,253	-	314,253
Restricted stock unit awards vesting	-	-	18,750	19	(19)	-	-
June 30, 2026	-	-	5,664,868	5,665	$15,383,189	(14,706,991)	681,863

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2025	-	$-	3,000,000	$3,000	$5,464,006	$(2,293,648)	$3,173,358
Net loss	-	-	-	-	-	(1,240,590)	(1,240,590)
Common stock issued in initial public offering, net of costs	-	-	1,280,000	1,280	3,950,588	-	3,951,868
Common stock issues in initial public offering (over allotment), net of costs	-	-	163,569	164	591,956	-	592,120
Stock based compensation	-	-			330,825	-	330,825
March 31, 2025	-	$-	4,443,569	$4,444	$10,337,375	$(3,534,238)	$6,807,581
Net Loss						(1,401,396)	(1,401,396)
Stock based compensation	-	-			419,102	-	419,102
Restricted stock unit awards vesting	-	-	37,500	38	(38)	-	-
June 30, 2025	-	-	4,481,069	$4,482	$10,756,439	(4,935,634)	5,825,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(4,446,977)	$(2,641,986)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative liability	217,388	-
Depreciation	74,226	76,401
Provision (recoveries) for credit losses	(37,750)	(7,666)
Other non-cash expenses relating to ELOC Facility	1,092,222	-
Stock based compensation	708,579	749,927
Right of use asset – operating lease	158,315	137,171
Changes in operating assets and liabilities:
Accounts receivable	119,841	16,369
Inventory	44,702	(39,144)
Other current assets	(71,542)	(271,834)
Right of use liabilities – operating lease	116,786	(131,005)
Accounts payable and accrued expenses	(56,571)	71,593
Deferred revenue	-	(92,079)
Deferred tax liabilities	-	(6,602)
Corporate taxes payable	4,838	13,885
Net cash used in operating activities	$(2,075,943)	$(2,124,970)

Cash flows used in investing activity:
Purchase of property and equipment	(69,481)	(447,506)
Net cash used in investing activity	$(69,481)	$(447,506)

Cash flows from (used in) financing activities:
Related party loans	-	18,669
Proceeds from IPO and overallotment, net	-	4,680,013
Advances to affiliate	(50,061)	-
Deferred offering costs	(75,000)	-
Proceeds from offering of ELOC shares	1,000,000	-
Net cash provided by financing activities	$874,939	$4,698,682
Increase (decrease) in cash and cash equivalents	(1,270,485)	2,126,206
Cash and cash equivalents at beginning of period	2,130,758	2,097,945
Cash and cash equivalents at end of period	$860,273	$4,224,151

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,421	$63
Lease incentives reimbursement	$280,115	$-
Supplemental Schedule of Non-Cash Financing and Investing Activities:

Issuance of common stock for ELOC-related consideration and expenses	$1,092,222	$-
Right of use assets acquired and operating lease liabilities recognized for new lease arrangement	$(38,737)	$(708,321)
Right-of-use assets and operating lease liabilities due to lease modifications	$-	$(704,927)
Fair value of Stock Warrants issued at IPO	$-	$144,358
Deferred offering costs charged to additional paid-in-capital	$-	$136,025
Restricted stock unit awards vesting	$38	$38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Callan JMB Inc. (which may be referred to as “Callan”, “Callan JMB”, “CJMB”, “Company,” “we,” “us,” or “our”) was formed on January 24, 2024, in the state of Nevada for the purposes of reorganizing and becoming a holding company for Coldchain Technology Services, LLC and Callan JMB Services (India) Private Limited. CTS was formed on December 27, 2006, in the state of Texas and is our main operating subsidiary engaged in a vertically integrated logistics and fulfillment ecosystem that utilizes advanced predictive technology for the supply chain by guaranteeing the safety, effectiveness, and potency of every product handled to ensure product integrity, and to provide immediate response in time sensitive industries while ensuring environmental responsibility. Callan JMB Services (India) Private Limited is domiciled in Pune, Maharashtra, India and is 99.9% owned by Callan JMB and has no operations or activities as of June 30, 2026. The Company’s headquarters are located in Spring Branch, Texas.

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Going Concern

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

As of June 30, 2026, the Company had an accumulated deficit of $(14,706,991) and negative cash flow from operating activities of $(2,075,943) for the six months ended June 30, 2026. In addition, the Company incurred a net loss of $(4,446,977) for the six months ended June 30, 2026 and had cash and cash equivalents of $860,273 as of June 30, 2026. The Company has recurring losses, has not yet generated sufficient cash flows from operations to fund its activities, and expects to continue incurring operating losses and using cash in support of its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Accordingly, the Company, as a result of the conditions identified and the uncertainty of achievability of management’s plans, substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

Since inception, the Company has funded its operations through operating cash flows, the ELOC Facility, and capital contributions or other funding from Mr. Williams. Management will continue to evaluate additional sources of capital, including equity and debt financings and support from Mr. Wayne Williams, the Company’s Chief Executive Officer and largest shareholder. However, the availability and terms of future financing are subject to market conditions, investor demand, and the Company’s operating performance, and there can be no assurance that additional capital will be available when needed or on acceptable terms.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of June 30, 2026, and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable at the time. Actual results could differ from those estimates, and any such differences may be material to the financial statements. Significant estimates are contained in the accompanying financial statements for the useful lives for depreciation and amortization of long-lived assets, allowance for credit losses, stock-based compensation and the incremental borrowing rate used in determining the right-of-use assets and operating lease liabilities.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company deposits its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. All cash amounts in excess of $250,000 are unsecured. The Company has a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secured, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000. At June 30, 2026 and December 31, 2025, the Company’s balances exceeded federally insured limits by approximately $537,906 and $1,701,861, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, which is the amount the Company expects to collect from its customers. Generally, payment is due from customers within 30-90 days of the invoice date. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for credit losses based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company’s collection efforts have been deemed unsuccessful. The Company maintains an allowance for credit losses to reserve for potential uncollectible receivables. The allowance for credit losses as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Beginning balance	$61,675	$64,000
Provision (recovery) for credit losses	(37,750)	230,190
Related allowances for written off accounts receivable	-	(152,568)
Reversal of allowance related to reinstated invoices previously charged off	-	(82,000)
Others	-	2,053
Ending Balance	$23,925	$61,675

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

The Company has several customers for the three and six months ended June 30, 2026 and 2025 that make up in excess of 10% of revenue as follows:

	Three Months Ended		Six Months Ended
Customer	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
1	61%	60%	63%	58%
2	14%	6%	13%	7%
3	8%	16%	10%	15%

The Company has several customers as of June 30, 2026 and December 31, 2025 that make up in excess of 10% of accounts receivable as follows:

Customer	2026	2025
1	23%	13%
2	34%	48%
3	12%	11%
4	11%	6%

The Company has several vendors as of June 30, 2026 and December 31, 2025 that make up in excess of 10% of accounts payable as follows:

Vendor	2026	2025
1	26%	29%
2	14%	17%
3	28%	5%

The Company has two vendors for the three and six months ended June 30, 2026 and 2025 that make up equal to or more than 10% of services rendered to us as follows:

	Three Months Ended		Six Months Ended
Vendor	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
1	13%	12%	6%	9%
2	10%	8%	5%	5%

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30, 2026	December 31, 2025
Raw materials	$198,583	$243,285

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

Asset Classification:

Computer equipment 3-5 years

Furniture and fixtures 5-8 years

Leasehold Improvements limited to lease term

The Company recognized depreciation expense of $74,226 and $76,401 for the six months ended June 30, 2026 and 2025, respectively, as well as $36,847 and $38,542 for the three months ended June 30, 2026 and 2025 in its consolidated statements of operations, respectively. Fully depreciated assets are retained in property and equipment and accumulated depreciation until they are removed from service.

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

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by distribution channel:	2026	2025	2026	2025
Emergency preparedness	$1,048,486	$1,130,988	$1,927,081	$2,072,710
Specialty packaging	$327,840	535,321	555,387	1,042,977
Total	$1,376,326	$1,666,309	$2,482,468	$3,115,687

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by customer type:	2026	2025	2026	2025
Governmental	$1,035,887	$1,257,216	$1,920,554	$2,335,252
Non-governmental	340,439	409,093	561,914	780,435
Total	$1,376,326	$1,666,309	$2,482,468	$3,115,687

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

Specialty Packaging.

Our specialty temperature-regulating packaging solutions provide a better thermal system to maintain and protect products and ensure peak customer experience. In utilizing this packaging, customers yield the benefits of lower costs and overhead while improving process, agility, velocity, accuracy, and repeatability of complex fulfillment networks. Revenue is recorded when products are delivered, or services are rendered. Additionally, amounts billed to customers related to shipping and handling are classified as revenue and the Company’s shipping and handling costs are included in costs of revenues as well as the Company’s contract with a customer for cloud-based temperature monitoring software. The customer paid their contract in advance and therefore revenue is earned monthly over the term of the contract.

Stock Warrants

During the first quarter ended March 31, 2025, the Company granted 72,179 stock warrants to various individuals of the underwriting firm that assisted the Company with its initial public offering on February 4, 2025. The stock warrants were issued in lieu of cash for a portion of their services. There were no warrants issued during the second quarter ended June 30, 2026. The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments that would require classification as a liability under ASC 480, as well as whether the warrants qualify for equity classification or require liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. As of June 30, 2026, the Company’s condensed consolidated balance sheet included equity classified warrants, reported as additional paid in capital.

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

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Common Share

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive for the six months ended June 30, 2026 and June 30, 2025:

	Six Months ended June 30,
	2026	2025
Stock Options	1,175,000	1,187,500
Restricted Stock Awards	512,500	512,500
Stock Warrants	72,179	72,179
Total	1,759,679	1,772,179

Cost of Revenues

Our cost of revenue primarily includes the amounts paid to outside service providers, monitoring, direct and indirect labor, warehouse rent and other related expenses.

Advertising Expense

Advertising costs primarily consist of trade shows, other promotional expenses and the cost to retain our marketing firm. Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2026 and 2025 was $43,850 and $148,600, respectively. Advertising expenses for the six months ended June 30, 2026 and June 30, 2025 was $119,099 and $289,549, respectively.

Fair Value of Financial Instruments

The Company accounts for its derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which, among other things, establishes accounting and disclosure requirements for derivative instruments. The fair value of the instruments under ASC 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

The derivative liability is valued using a Monte Carlo simulation model utilizing a variety of inputs and assumptions such as volatility, risk-free rates, volume weighted average price and cash flow assumptions. This is considered a Level III valuation technique. Please see Note 6, “Equity – Equity Line of Credit” for information on these assumptions and fair value of this derivative liability as of June 30, 2026.

	June 30, 2026	Level 1	Level 2	Level 3
Derivative liability at fair value	$588,604	$—	$—	$588,604
Total liability measured at fair value	$588,604	$—	$—	$588,604

Deferred Revenue

Deferred revenue represents customer billings for services that are not yet rendered and is primarily related to customer invoices billed before services are rendered and for billings of annual or multi-year service contracts. As of June 30, 2026 and December 31, 2025, the Company has no deferred revenue that can be recognized over the next year.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Leases

The Company’s leases predominantly relate to real estate equipment, such as vehicles and industrial equipment utilized in operations. Contracts are reviewed at inception to determine if the arrangement is a lease. The Company generally enters into long-term real estate leases with one to ten-year terms. In the normal course of business, the Company also enters into short-term leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured at the commencement date based on the present value of the future lease payments over the lease term. Certain of the Company’s real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company’s determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities, and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable. For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. As of June 30, 2026 and December 31, 2025, the Company did not have any leases that were classified as finance leases.

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

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	(Unaudited)
	June 30, 2026	December 31, 2025
Payroll and related costs	$171,996	$149,312
Credit card	20,912	14,348
Professional Fees	35,198	113,139
Insurance	47,870	145,227
Storage	50,145	46,872
Rent	75,268	-
Other	10,098	33,285
	$411,487	$502,183

NOTE 4 – RELATED PARTY TRANSACTIONS

Business Partner

Health Hero America (“HHA”) is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company provided certain labor services to HHA and recognized service revenue amounting to $5,162, all of which was recognized during the three months ended March 31, 2026. As of June 30, 2026 and December 31, 2025, receivables arising from this transaction amounted to $22,003 and $16,789, respectively.

Cold Chain Delivery Systems (“CCDS”), who is a related party by virtue of common ownership of the Company. There were no transactions with the related party during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, the Company has $0 owed to this related party.

Outlaw Run Ranch (“ORR”) is a related party by virtue of common ownership of the Company. The Company pays $9,800 per month to ORR for rent expense. As of June 30, 2026, and December 31, 2025, the Company has $0 owed to this related party. As of June 30, 2026 and December 31, 2025, operating lease liability relating to such lease agreement with this related party amounted to $348,722 and $389,630, respectively. See Note 9 for other key terms of the lease agreement.

Warehouse Asset Management is a related party by virtue of common ownership. The Company leases its headquarters, warehouse, other warehouse equipment and a box truck for $15,425 per month. As of June 30, 2026, and December 31, 2025, the Company has $0 owed to this related party. As of June 30, 2026 and December 31, 2025, operating lease liability relating to such lease agreement with this related party amounted to $558,671 and $625,805, respectively.

During the three months ended March 31, 2025 the Company awarded 100,000 stock options to the CEO’s son as compensation for services rendered in a prior period and is subject to the same vesting condition as the Company’s other stock option awards. 62,500 stock options have vested and are fully exercisable as of June 30, 2026 and 37,500 remain unvested. The key terms and fair value inputs and assumptions utilized for this stock option are disclosed in Note 7. The Company recognized $28,375 as an expense for the three months ended June 30, 2026 and 2025. The Company recognized $56,750 and $43,698 as an expense for the six months ended June 30, 2026 and 2025, respectively.

Monarch Property Management is a related party by virtue of common ownership of the Company. The Company paid for certain legal expenses, which amounted to $50,061 during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company is owed $50,061 and $0 by this related party, respectively, and is presented as a part of Advances to Affiliate in the Company’s condensed consolidated balance sheet.

The Company has performed an analysis under ASC 810 and has determined that the afore-mentioned related parties do not qualify as a Variable Interest Entity and therefore those entities were not consolidated in the preparation of the accompanying financial statements.

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

During the six months ended June 30, 2026, we did not issue any additional shares of common stock in public offerings. However, during the period, we issued 37,500 restricted stock units (“RSUs”) as well as approximately 769,000 shares of common stock pursuant to our Equity Line of Credit (“ELOC”) facility. These issuances include shares issued in connection with ELOC drawdowns during the quarter, as well as final settlement shares related to ELOC activity initiated during August 2025. Equity activity during the period also included the issuance of stock options to an employee. There were no other new option issuances, warrant issuances, or modifications to existing equity awards during the period.

As of June 30, 2026, the Company had the following equity awards outstanding: RSUs: 37,500 vested RSUs for the six months ended June 30, 2026 in total out of the total 75,000. Performance based RSUs: 225,000 and market based RSUs: 250,000. Stock Options: 1,175,000 options outstanding. Underwriter Warrants: 72,179 warrants issued in February 2025 with a five-year term and an exercise price of $4.80 per share. All outstanding RSUs, options, and warrants remain subject to applicable vesting, lock-up, and control restrictions.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - EQUITY (CONTINUED)

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

During the six months ended June 30, 2026, the Company issued shares of common stock pursuant to the Equity Line of Credit (“ELOC”) facility in connection with both current-period drawdowns and the final settlement of ELOC activity initiated in a prior period.

In January 2026, the Company issued 171,868 shares of common stock as final settlement shares related to an ELOC raise initiated during the third quarter of 2025. These shares were issued pursuant to the contractual settlement provisions of the ELOC facility and did not result in additional cash proceeds during the current period.

On March 10, 2026, the Company entered into an amendment to its ELOC Facility wherein it extended the maturity to April 1, 2027. Additionally, certain amendments to the measurement period and the settlement price from 95% of the lowest daily VWAP to 95% of lowest closing price during the measurement period. During the six months ended June 30, 2026, the Company raised net proceeds of $915,000 (net of third party fees amounted to $85,000 which is reflected as part of ELOC facility transaction expenses in the statement of operations during the six months ended June 30, 2026) from the ELOC Facility and issued 596,837 common shares for such raise.

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

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - EQUITY (CONTINUED)

The Company accounted for its ELOC Facility as a purchased put option and is either equity-classified or liability-classified instruments based on an assessment of the agreement’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the purchased put option is a freestanding financial instrument that would require classification as a liability under ASC 480, as well as whether the purchased put option would qualify for equity classification or require a liability classification after consideration of the guidance and criteria outlined in ASC 815, including whether the purchased put option are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions that impact classification. The Company also assessed embedded features in the ELOC Facility under the ASC 480 and ASC 815 guidance, management believed that these embedded features were not freestanding and are clearly and closely related to the host contract and as such do not require bifurcation from the purchased put option. This assessment, which requires the use of professional judgment, is conducted at the time of agreement. The Company assessed that the purchased put option is not under the scope of ASC 480 but is a derivative liability under ASC 815 as it does not meet the scope exception, indexation guidance and equity classification criteria under ASC 815 due to certain variability to the settlement price. As such, the Company accounted for the purchased put option as a derivative liability recognized at fair value at the inception date and each reporting period.

The fair value of the purchased option was estimated on the date of agreement using Monte Carlo Simulation Model with the following assumptions at each measurement date:

	Inception Date	June 30, 2026
Expected life (in years)	1.52	0.75
Expected stock price volatility	50.5%	59.3%
Risk-free interest rate	4.00%	3.99%
Stock Price	5.28	0.80

The risk-free interest rate was based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of purchased put option. Expected volatility was derived using the Company’s peer volatility calculated from its peer companies’ volatilities over the time period commensurate with the expected life of the purchased option. The expected life was calculated using the terms of the ELOC Facility.

The Company recognized the fair value of the purchased put option as of June 30, 2026, in its balance sheet under the caption, “Derivative Liability.” The change in the fair value of the Derivative Liability during the six months ended June 30, 2026, was $217,388 and was recognized in the Company’s condensed consolidated statements of operations.

	June 30, 2026	December 31, 2025
Derivative liability at fair value – beginning balance	$371,216	$-
Recognition of derivative liability arising from ELOC facility	-	974,309
Changes in fair value of derivative liability during the period	217,388	(603,093)
Derivative liability at fair value – ending balance	$588,604	$371,216

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

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - EQUITY (CONTINUED)

ATM Offering Program

On May 26, 2026, the Company entered into an At-The-Market (“ATM”) Issuance Sales Agreement, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5.0 million. Sales, if any, may be made from time to time through an underwriter in transactions deemed to be “at the market offerings” under Rule 415 of the Securities Act, including sales on The Nasdaq Capital Market or other existing trading markets. The Company may be responsible to pay a commission to the counterparty equal to 3.0% of the gross proceeds from shares sold under the agreement, and the Company intends to use any net proceeds for working capital and general corporate purposes. As of June 30, 2026, no shares had been sold under the ATM program and the Company had not received any proceeds therefrom.

In connection with the establishment of the ATM program, the Company incurred approximately $75,000 of legal, accounting, filing, and other direct incremental offering costs. These costs have been capitalized as deferred offering costs and are included within the condensed consolidated balance sheets. The deferred offering costs will be reclassified as a reduction of additional paid-in capital upon future sales of common stock under the ATM program.

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

The Company has reserved 2,000,000 shares of common stock for the granting of such awards. During the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $314,253 and $708,579, respectively. During the three and six months ended June 30, 2025, the Company recognized share-based compensation expense of $419,102 and $749,927, respectively. As of June 30, 2026, the Company has recognized $2,268,335 in share-based compensation expense since initial issuance in February 2025. Share-based compensation expense is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SHARE BASED COMPENSATION (CONTINUED)

Stock Options

During the six months ended June 30, 2026, the Company granted 100,000 non-statutory stock options to an executive employee, pursuant to their employment agreement. As of June 30, 2026, 62,500 of the options have vested, with the remaining options vesting in equal quarterly installments over a 12-month period by March 31, 2027. The options were granted under the Company’s equity incentive plan and are subject to the same terms and conditions, including forfeiture provisions, as the Company’s other stock option awards. The award is included in the stock option activity tables presented below.

During the six months ended June 30, 2026, a certain former employee of the Company forfeited all of their remaining unvested options. As the Company has elected to record forfeitures as they occur, the Company recognized a related reversal of its previously recognized compensation expense for unvested stock option awards of $22,322 as a reduction to stock compensation expense for the period.

A summary of nonstatutory stock option activity during the six months ended June 30, 2026 is included below.

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,187,500	4.00	9.11		-
Granted	100,000	$1.82	9.98		-
Exercised	-	-	-		-
Forfeited	-	-	-		-
Outstanding at March 31, 2026	1,287,500	$3.83	9.86	$
Granted	-	-	-		-
Exercised	-	-	-		-
Forfeited	(112,500)	2.27	-		-
Outstanding at June 30, 2026	1,175,000	$3.98	9.73

Outstanding and Exercisable	756,250	3.98	9.24

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2026	2025
Expected life (in years)	5.17	5.66
Expected stock price volatility	46.53%	49.20%
Risk-free interest rate	4.52%	4.19%
Dividend rate	0.00%	0.00%

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2026 was $0.89 per share. As of June 30, 2026, there was $837,179 of unrecognized expense for unvested stock options that is expected to be recognized over a weighted average period of 1 year. During the three months ended June 30, 2026 and June 30, 2025, the Company recognized share-based compensation expense of $291,713 and $40,500, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company recognized share-based compensation expense of $663,499 and $593,431, respectively. These amounts are recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

Performance-Based Awards

During the six months ended June 30, 2025, the Company granted 225,000 performance-based stock awards to its Chief Executive Officer. The grant date fair value was $4.00 per share. The vesting is subject to the Company meeting certain business and financial goals by October 15, 2026. As of June 30, 2026, none of the performance-based awards were probable of vesting and thus no expense was recognized during the three and six months ended June 30, 2026 and 2025.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SHARE BASED COMPENSATION (CONTINUED)

Market-Based Awards

During the six months ended June 30, 2025, the Company granted 250,000 market-based stock awards to its Chief Executive Officer. The weighted average grant date fair value was $0.04 per share, which was calculated using a Monte Carlo simulation model. The vesting is subject to the Company meeting certain market-based targets by October 15, 2026. The Company recognized $1,540 and $3,080 of expense during the three and six months ended June 30, 2026. The Company recognized $1,540 and $2,371 of expense during the three and six months ended June 30, 2025.

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

	Performance-Based		Market-Based
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	225,000	$4.00	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2026	225,000	$4	250,000	$0.04
Granted	-	-	-	-
Change in units based on performance	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2026	225,000	$4	250,000	$0.04

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 75,000 restricted stock units (“RSUs”) to its Board of Directors. The RSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of grant. One-fourth of the RSUs vests each calendar quarter of 2026. During the six months ended June 30, 2026, the Company recognized share-based compensation expense of $42,000, which is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations. A total of 37,500 RSUs have fully vested as of June 30, 2026, resulting in the issuance of 37,500 shares of common stock. A total of 37,500 RSUs are expected to vest over the remainder of the year.

	June 30, 2026
	Number of Awards	Weighted Average Grant Date Fair Value
Beginning balance	-	$-
Issued RSUs during the period	75,000	1.12
Vested RSUs during the period	(37,500)	1.12
Remaining unvested RSUs	37,500	$1.12

Stock Warrants

The grant date fair value of the Company’s stock warrants was $2.00, which was calculated using the Black-Scholes Merton option-pricing model with the following assumptions:

February 2025 Grant Date
Expected life (in years)	5.0
Expected stock price volatility	56.83%
Risk-free interest rate	4.16%
Dividend rate	0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various leases that expire between now and 2036. The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s estimated incremental borrowing rate coinciding with the lease term at the commencement of a lease. The estimated incremental borrowing rate for the Company was determined to be between 3.0% - 10.6%. Rent expense for the three months ended June 30, 2026 and 2025 was $132,402 and $135,684, respectively. Rent expense for the six months ended June 30, 2026 and 2025 was $265,649 and $256,620, respectively. Additionally, in the normal course of business, the Company enters into short-term leases having terms of one year or less. These leases are generally equipment leases and storage areas entered into for short periods of time (e.g., daily, weekly, or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. Short term lease expenses relating to these agreements amounted to $216,004 and $145,515, for the three months ended June 30, 2026 and 2025, respectively. Short term lease expenses relating to these agreements amounted to $465,588 and $285,146 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted-average remaining operating lease term and discount rate are 6.4 years and 9.8%, respectively.

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

On October 21, 2024, the Company entered into a long-term lease agreement for corporate office space with a third party. This agreement commenced on April 1, 2025, and requires payments of $11,884 monthly, escalating 3% per annum for a term of 120 months, which ends March 31, 2035. The Company has the option to renew such lease for up to an additional one-year term. The Company accounted for such lease as operating lease as there were no purchase option nor transfer of title at the end of the lease. The Company recognized right of use assets and operating lease liabilities amounted to $988,436. Additionally, the Company was also granted a tenant improvement allowance of $280,115. The Company determined that the improvements are lessee improvements and accordingly, recognized the tenant improvement allowance as a lease incentive and a reduction to the initial recognized right of use assets and operating lease liabilities. During the six months ended June 30, 2026, the Company received reimbursement for the $280,115 tenant improvement allowance. On October 1, 2025, the Company entered into an amendment in its long-term lease agreement for its corporate office space with a third party and extended the term from April 1, 2025 to September 30, 2035, and the rent payment will commence on October 1, 2025 rather than April 1, 2025. The Company accounted for this amendment as a lease modification. There were no changes in the lease classification as a result of this modification and the Company continues to recognize such a lease as operating lease. The Company remeasured its right of use assets and operating lease liabilities using an updated incremental borrowing rate. The change in right of use assets and operating lease liabilities related to this lease modification resulted in a decrease of $76,520 for the year ended December 31, 2025.

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

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

On February 24, 2026, the Company entered into a renewal lease agreement for office and storage space located in Blanco, Texas. The lease commenced on March 1, 2026 and expires on February 28, 2029, with a non-cancelable term of three years. The lease requires fixed monthly payments of $1,250 and the Company is responsible for certain utilities and other occupancy-related costs. The Company accounted for the lease as an operating lease under ASC 842. At lease commencement, the Company recognized an operating right-of-use asset of $38,737 and corresponding operating lease liabilities, measured based on the present value of future lease payments using the Company’s incremental borrowing rate at commencement. The operating lease liabilities include both current and noncurrent portions and are included within operating lease liabilities on the condensed consolidated balance sheet as of June 30, 2026.

	Six Months Ended
Lease cash flow information:	June 30, 2026	June 30, 2025

Cash flows for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275,101	$256,620
Lease incentives reimbursement	280,115	-

Summary of lease-related assets and liabilities:	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$2,621,588	$2,582,496
Accumulated amortization	(823,248)	(664,933)
Net operating ROU assets	$1,798,340	$1,917,563

Current operating liabilities	$352,143	$323,935
Noncurrent operating lease liabilities	1,790,899	1,663,229
Total operating lease liabilities	$2,143,042	$1,987,164

Maturity of lease liabilities	June 30, 2026 (Unaudited)
2026	$549,794
2027	556,756
2028	558,928
2029	357,127
2030	164,114
Thereafter	753,751
Total future undiscounted lease payments	2,940,470
Less: interest	(797,428)
Present value of lease liabilities	$2,143,042

CALLAN JMB INC.

(Formerly known as Coldchain Technology Services, LLC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business.

During May 2024, the Company was sent a demand letter alleging that the company breached the terms of a Customer Service Agreement with one of its vendors that it previously did business with during a prior year. The vendor alleges that the Company improperly terminated the agreement without proper notice and therefore owes it $507,573. The Company responded to the vendor’s demand letter and asserts that it only owes the vendor the sum of $85,000 which is recorded as part of its accounts payable as of December 31, 2023. During February 2025, the parties agreed to settle the matter for $240,800. The Company as of December 31, 2024, increased its accrued expenses by $155,800 to reflect the settled amount and the $240,800 was paid on February 26, 2025.

During the six months ended June 30, 2026, the Company finalized a settlement with its former executive related to previously existing claims. The settlement resulted in a payment of $150,000. The Company recovered the full settlement amount under its directors and officers insurance policy and recognized an insurance recovery of $150,000. The Company recorded both the settlement expense and related insurance recovery, the net impact on pre-tax earnings was $0.

Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2026, through August 14, 2026.

On July 16, 2026, the Company entered into a strategic partnership agreement with Alabama State University to collaborate on workforce development, applied research, internship programs, academic innovation, and other initiatives supporting pharmaceutical manufacturing, biotechnology, healthcare logistics, and related economic development activities associated with the Atlas Complex in Marion, Alabama. The agreement has an initial term of five years and establishes a framework for future collaborative activities, with each party generally responsible for its own costs unless otherwise agreed in separate arrangements. Management evaluated the agreement and determined that it did not result in any material financial commitments or obligations requiring recognition in the accompanying financial statements as of June 30, 2026.

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

Results of Operations

Three and Six Months Ended June 30, 2026, Compared to the Three and Six Months Ended June 30, 2025

The following table provides certain selected financial information for the periods presented:

	(Unaudited)
	Three months ended June 30,
	2026	2025	Change	Change %
Revenue	$1,376,326	$1,666,309	$(289,983)	-17%
Cost of Revenue	618,380	1,022,439	(404,059)	-40%
Gross Profit	$757,946	$643,870	$114,076	18%
Selling, General and administrative expenses	2,104,592	2,050,410	54,182	3%
Loss from operations	$(1,346,646)	$(1,406,540)	$59,894	-4%
Other income (expense)	119,557	2,042	117,515	5755%
Loss before income taxes	$(1,227,089)	$(1,404,498)	$177,409	-13%
Provision for income taxes	4,834	(3,102)	7,936	-256%
Net loss	$(1,231,923)	$(1,401,396)	$169,473	-12%

	(Unaudited)
	Six months ended June 30,
	2026	2025	Change	Change %
Revenue	$2,482,468	$3,115,687	$(633,219)	-20%
Cost of Revenue	1,297,288	1,858,724	(561,436)	-30%
Gross Profit	$1,185,180	$1,256,963	$(71,783)	-6%
Selling, General and administrative expenses	4,233,015	3,901,878	331,137	8%
Loss from operations	$(3,047,835)	$(2,644,915)	$(402,920)	15%
Other income (expense)	(1,394,002)	4,188	(1,398,190)	33386%
Loss before income taxes	$(4,441,837)	$(2,640,727)	$(1,801,110)	68%
Provision for income taxes	5,140	1,259	3,881	308%
Net loss	$(4,446,977)	$(2,641,986)	$(1,804,991)	68%

Revenue

Revenue for the three and six months ended June 30, 2026, was $1,376,326 and $2,482,468 respectively as compared to $1,666,309 and $3,115,687 for the three and six months ended June 30, 2025, a decrease of $289,983 and $633,219 respectively. This decrease was due to the decrease in demand for our emergency preparedness services by certain states and local governments.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2026, was $618,380 and $1,297,288, respectively, as compared to $1,022,439 and $1,858,724 for the three and six months ended June 30, 2025, respectively. The majority of the decrease in the cost of revenue is driven by the decrease in revenue for both comparative periods. The decrease in the comparative three-month period is also attributable to a $44,639 decrease in shippers and components costs and a $21,608 decrease in direct labor costs, partially offset by a $20,208 increase in repairs and maintenance expense. The decrease in the comparative six-month period is also attributable to a $244,296 decrease in direct labor costs, a $116,679 decrease in freight forwarding expense, a $107,215 decrease in shippers and components costs, and a $93,043 decrease in medical supplies expense.

Operating Expenses

Selling, General and Administrative Expenses

Our selling, general and administrative costs include personnel costs, consulting and professional fees, and other overhead expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2026, were $2,104,592 and $4,233,015 respectively compared to $2,050,410 and $3,901,878 respectively for the three and six months ended June 30, 2025, an increase of $54,182 and $331,137 respectively. The increase in the comparative three-month period was primarily attributable to a $232,118 increase in legal expenses and a $66,711 increase in salaries and benefits, partially offset by a $123,366 decrease in accounting fees, a $36,013 decrease in bad debt expense, and a $34,038 decrease in marketing strategy expenses. The increase in the comparative six-month period was primarily attributable to a $274,411 increase in legal expenses, a $153,038 increase in accounting fees, a $147,260 increase in salaries and benefits, a $95,335 increase in rent expense, and a $71,928 increase in other operating costs, partially offset by a $187,944 decrease in marketing strategy expenses and a $91,201 decrease in other professional fees.

Other income (expense)

Other income (expense) for the three months ended June 30, 2026, was $119,557 and $2,042 for the three months ended June 30, 2025, resulting in an increase in other income of $117,515. Other income (expense) for the six months ended June 30, 2026, was $(1,394,002) and $4,188 for the six months ended June 30, 2025, resulting in an increase in other expense of $1,398,190. The key driver for the decrease relates to changes in the fair value of the ELOC facility as well as related expenses. Refer to the discussion under Note 6 “Equity” for further information on the ELOC Facility. The change in the fair value of the Derivative Liability during the three and six months ended June 30, 2026, was a decrease of $120,841 and an increase of $217,388, respectively. The Company also recognized other transaction expenses arising from the ELOC Facility of $1,177,223 during the six months ended June 30, 2026. Further, during the six months ended June 30, 2026, the Company finalized a settlement with its former executive related to previously existing claims, which resulted in a payment of $150,000, which was offset by an insurance recovery from the Company’s directors and officers insurance policy of $150,000.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our operations and growth. To date, we have funded our liquidity requirements through a combination of cash on hand, cash flows from operations, and funding from various sources, including from the CEO. As of June 30, 2026, we had $860,273 cash and cash equivalents.

As of June 30, 2026, the Company had an accumulated deficit of $(14,706,991) and negative cash flow from operating activities of $(2,075,943) for the six months ended June 30, 2026. In addition, the Company incurred a net loss of $(4,446,977) for the six months ended June 30, 2026 and had cash and cash equivalents of $860,273 as of June 30, 2026. The Company has recurring losses, has not yet generated sufficient cash flows from operations to fund its activities, and expects to continue incurring operating losses and using cash in support of its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Accordingly, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Since inception, the Company has funded its operations through operating cash flows, the ELOC Facility, and capital contributions or other funding from Mr. Williams. Management will continue to evaluate additional sources of capital, including equity and debt financings. However, the availability and terms of future financing are subject to market conditions, investor demand, and the Company’s operating performance, and there can be no assurance that additional capital will be available when needed or on acceptable terms

On April 7, 2026, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market. The Company submitted a compliance plan to Nasdaq and is working to regain compliance; however, there can be no assurance that the Company will regain compliance within any period granted by Nasdaq.

On June 29, 2026, the Company received an additional notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share. The Company has until December 28, 2026 to regain compliance with the minimum bid price requirement. The notices have no immediate effect on the listing of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “CJMB.”

The Company is actively monitoring its compliance with Nasdaq’s continued listing requirements and evaluating alternatives to regain and maintain compliance. There can be no assurance that the Company will regain compliance with the applicable Nasdaq listing standards or otherwise maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

	(Unaudited)
	For Six Months Ended
	June 30,
	2026	2025	Change
Cash used in operating activities	$(2,075,943)	$(2,124,970)	$49,027
Cash used in investing activities	(69,481)	(447,506)	378,025
Cash provided by financing activities	874,939	4,698,682	(3,823,743)
Increase (decrease) in cash and cash equivalents	$(1,270,485)	$2,126,206	$(3,396,691)

Cash provided by (used in) operating activities

For the six months ended June 30, 2026, cash used in operating activities was $(2,075,943) compared to cash used in operating activities of $(2,124,970) during the six months ended June 30, 2025, a decrease of $49,027. This decrease was primarily due to a decrease in accounts receivable of $82,091, in addition to the balance of recovering from credit losses for $37,750 with resulting net change in accounts receivable of $119,841.

Cash provided by (used in) investing activities

For the six months ended June 30, 2026, cash used in investing activities was $(69,481) compared to $(447,506) for the six months ended June 30, 2025, a decrease of $378,025. The decrease is a result of leasehold improvements made to the new corporate office during 2025.

Cash provided by (used in) financing activities

During the six months ended June 30, 2026, cash provided by financing activities was $874,939 compared to $4,698,682 during the six months ended June 30, 2025, a decrease of $(3,823,743). Our financing activities for the six months ended June 30, 2026 compared to June 30, 2025 included an increase in proceeds from the offering of ELOC shares of $1,000,000, which is offset by prior year proceeds raised from IPO and overallotment of $4,680,013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective. Management identified a material weakness on the timeliness and consistency of execution of oversight reviews and governance impacting the performance of certain internal control activities, which affected the Company’s ability to consistently achieve its control objectives. During the year ended December 31, 2025, the Company continued to develop and refine its disclosure controls and other procedures designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. In response to the identified ineffectiveness of controls, management has worked on enhancing oversight and governance processes, improving documentation of accounting policies and procedures, and engaged experienced third-party advisors to support GAAP compliance and financial reporting. While progress was made during the year ended December 31, 2025 and has continued through the six months ended June 30, 2026, remediation of the material weakness will not be considered complete until the redesigned controls have operated effectively for a sustained period and have been validated through testing.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the six months ended June 30, 2026, the Company finalized a settlement with its former executive related to previously existing claims with no financial impact. There currently is no material pending legal proceeding to which we are a party or to which any of our property is subject, and our management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we may become involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, negative publicity, reputational harm, and other factors and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

During the three and six months ended June 30, 2026 no unregistered sales of equity securities occurred.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Callan JMB Inc. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1,as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
3.2	Bylaws, adopted on February 2, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-282879), filed with the SEC on January 8, 2025)
10.1	Form of Equity Purchase Agreement, dated July 24, 2026, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.2	Form of Registration Rights Agreement, dated July 24, 2025, by and between Callan JMB Inc. and the Investor (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-42506) filed with the SEC on July 25, 2025)
10.3	Standard Sublease Agreement, dated October 1, 2024, by and between lessor and Callan JMB, Inc (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42506) filed with the SEC on August 14, 2025).
10.4	Standard Lease Agreement, dated April 1, 2026, by and between Outlaw Run Ranch, LLC. and Coldchain Technology Services, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10- Q (File No. 001-42506) filed with the SEC on August 14, 2025)
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAN JMB INC.

By:	/s/ Wayne Williams
Wayne Williams
Chief Executive Officer, President, and Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ Wayne Williams	Chief Executive Officer, President	August 14, 2026
Wayne Williams	(Principal Executive Officer) and Chairman of the Board

/s/ Christopher Shields	Interim Chief Financial Officer	August 14, 2026
Christopher Shields	(Principal Financial and Accounting Officer)

